Form 10QSB
period 2001-03-31
DYNAMIC REALITY INC
filed 2001-05-15
CIK 1137667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-32517
                                               ---------

                              DYNAMIC REALITY, INC.
               (Exact name of registrant as specified in charter)

                 NEVADA                                 91-1997729
                 ------                                 ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO                     M5H 3L5
----------------------------------------------------                     -------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code                (416) 628-5264
                                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE
-----------------------                                                     ----

PART I

 ITEM 1.  FINANCIAL STATEMENTS                                               3
 ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                     7

PART II

 ITEM 1.  LEGAL PROCEEDINGS                                                 12
 ITEM 2.  CHANGES IN SECURITIES                                             12
 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   12
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12
 ITEM 5.  OTHER INFORMATION                                                 12
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12

ITEM 1. FINANCIAL STATEMENTS

                             DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                 March 31,  December 31,
                                                 --------   ------------
                                                   2001         2000
                                                 --------     --------
ASSETS:
  Current Assets
    Cash                                         $  8,400     $     --
                                                 --------     --------
    Total Current Assets                            8,400           --

  Other Assets
    Prepaid Expenses                                2,500        7,500
                                                 --------     --------
    Total Other Assets                              2,500        7,500

TOTAL ASSETS                                     $ 10,900     $  7,500
                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                             $     --     $    300
                                                 --------     --------
    Total Current Liabilities                          --          300

  Long-Term Liabilities
    Notes Payable                                  18,986        7,500
                                                 --------     --------
    Total Long-Term Liabilities                    18,986        7,500

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares       10,000        1,000
    Common Stock Subscribed, 9,000,000 shares          --        9,000
    Additional Paid in Capital                      4,000        4,000
    Retained Earnings (Deficit)                   (22,086)     (14,300)
                                                 --------     --------
    Total Stockholders' Equity                     (8,086)        (300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 10,900     $  7,500
                                                 ========     ========

See accompanying notes to financial statements.

                              DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                    Cumulative amounts
                                                                                      since inception
                                          Three Months ended   Three Months ended  December 31, 1996 to
                                            March 31, 2001       March 31, 2000       March 31, 2001
                                          ------------------   ------------------  --------------------

Revenues                                    $           --       $           --       $           --

Operating expenses
                                                     1,301                   --               15,301
Legal and Accounting
                                                     6,485                   --                6,785
                                            --------------       --------------       --------------

Net income (loss) from operations
                                                    (7,786)                  --              (22,086)

Provision for income taxes                              --                   --                   --
                                            --------------       --------------       --------------

Net loss                                    $       (7,786)      $           --       $      (22,086)
                                            ==============       ==============       ==============

Retained earnings (deficit)- beginning
                                                   (14,300)              (5,300)                  --
                                            --------------       --------------       --------------

Retained earnings (deficit)- ending         $      (22,086)      $       (5,300)      $      (22,086)
                                            ==============       ==============       ==============

Net loss per common share                   $        (0.00)      $        (0.00)      $        (0.00)
                                            --------------       --------------       --------------

Weighted average number
  of shares outstanding
                                                10,000,000           10,000,000           10,000,000
                                            ==============       ==============       ==============

See accompanying notes to financial statements.

                              DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                               Cumulative amounts
                                                                                                since inception
                                                     Three Months ended   Three Months ended  December 31, 1996 to
                                                       March 31, 2001       March 31, 2000       March 31, 2001
                                                     ------------------   ------------------  --------------------

Cash flows from operating activities:
  Net losses                                           $       (7,786)      $           --      $      (22,086)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Changes in assets and liabilities:
  Increase (decrease) in accounts payable                        (300)                  --                  --
  Decrease (Increase) in prepaid expenses                       5,000                   --              (2,500)
                                                       --------------       --------------      --------------
Net cash (used) by operating activities                        (3,086)                  --             (24,586)

Cash flows from financing activities:
  Proceeds from notes payable                                  11,486                   --              18,986
  Issuance of common stock                                         --                   --              14,000
                                                       --------------       --------------      --------------
Net cash provided (used) by financing activities               11,486                   --              32,986

Net increase (decrease) in cash                                 8,400                   --               8,400

Cash, beginning of period                                          --                   --                  --
                                                       --------------       --------------      --------------

Cash, end of period                                    $        8,400       $           --      $        8,400
                                                       ==============       ==============      ==============

Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered                                                   $       14,000
                                                       ==============       ==============      ==============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2. NOTES PAYABLE

During the quarter ended March 31, 2001, the Company received various loans totaling $11,486 from an affiliated company in order to pay operating expenses. These demand notes bear 8% simple interest and are due March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by Dynamic Reality with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

Dynamic Reality, Inc. intends to develop a vertical internet-based retail, marketing and consumer product information portal, focused on electronic products. Dynamic Reality is a company in the development stage. Dynamic Reality was incorporated in the State of Nevada on December 31, 1996. From incorporation until late 2000, Dynamic Reality had no business operations of any kind.

We currently do not have adequate capital to implement our business plan and we must obtain funding or we will have to discontinue operations. The independent auditors of Dynamic Reality have qualified their opinion as to our ability to continue as a going concern. We intend to seek either debt or equity capital or both, strategic alliances and joint venture arrangements and/or acquisitions of businesses with ongoing profitable operations, among other things to fund our operations. Until such time as we have adequate capital, the stockholders, officers and directors have committed to advance the operating expenses of the company.

Dynamic Reality has no commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the capital that we will require for operations.

BUSINESS STRATEGY

Our plan is to design and build an internet based, customized retail marketing and consumer information portal. The objective of the portal is to provide retail consumers with a wide range of electronic consumer products with readily available and timely product and industry-related information and news, and links to other retail and vendor electronics web sites.

In February 2001, we registered an on-line store with Vstore.com, located at http://dynamicreality.vstorecomputers.com/ on which we have established our internet-based electronic product retail store known as The Store.

Our product focus will be on consumer electronic products. We believe there will continue to be an active replacement market for consumers seeking to upgrade what they have and an expanding market for computer related products and other electronic products. We believe there are in excess of 14,000 electronic products which we will offer through The Store.

Currently, the Vstore is our only source for products and information. If we are successful in raising capital we intend to expand our site where the Vstore is only a part of the site and not the main page or body of the site. In the future if we become more firmly established, we plan to identify the specific products that will be represented on our website among those available from Vstore.com and from establishing alliances or sources for products and product information. We intend to offer higher quality and reliable products that have a consumer following and are provided by more established manufacturers. As part of this process, we will be identifying sources of timely information and news on the products and companies that will be represented in The Store. We believe this information will be of value to consumers and serve to generate customer contacts on our website. We are also developing a marketing strategy to introduce The Store to consumers to generate Internet-based traffic to it. Our intended market is individual consumers and small businesses.

Our sources of revenues will be primarily from product sales. Our product revenues will be a percentage of the product purchase price for those products purchased through our website. To be successful, we will have to operate efficiently on the limited revenue percentages we earn. We are dependent on increasing traffic to our website and generating increasing sales through our website to increase our revenue. We may also generate revenues from advertising and click-through fees. The ability to generate advertising revenues will be dependent on the number of consumers that visit our website and the amount of sales made. Advertising revenue may include the sale of advertising banners, the placement of pop-up windows and sponsorship or other promotional rights. We anticipate that click-through revenues will result from participating in programs with other on-line partners and revenue sharing arrangements. Revenue sharing and commission income is expected to be a small percentage of our sales revenue that is generated by consumers that locate a product on our website but link to another site where the purchase is ultimately made.

AGREEMENT WITH VSTORE.COM

We currently have a contractual agreement with Vstore.com to provide e-commerce and other technology services for the operation of our website and to provide access to the products we will offer in The Store.

There are over 14,000 products for which Vstore.com has selling arrangements and from which consumers visiting our site may select. We currently can select only from the products that Vstore offers. When customers order products from The Store under our current arrangement they are in essence ordering direct from the Vstore through an electronic link. Vstore.com is responsible for processing the credit card information for verification and payment. Once the payment verification is complete, Vstore.com forwards the order to one of the product suppliers for their site. Vstore.com has agreements with manufacturers, wholesalers or other intermediaries who will receive the order and ship it to The Store's customer. Vstore.com will also handle overseeing orders, cancellations and returns and tracking product sales as well as provide customer service. Vstore.com is responsible for providing us with sales activity reports and paying us a percentage of the purchase price as a referral fee on a quarterly basis. In the future we intend to offer our own array of products through direct agreements with manufacturers.

Vstore.com also hosts our website on their server. We are therefore dependant on Vstore.com maintaining the necessary equipment and contractual arrangements that will permit consumers to locate and use our website. By utilizing outsourcing for our technology infrastructure we anticipate that the up-front costs associated with building and expanding an e-commerce website will be substantially reduced.

We believe that shopping on our website using the services of Vstore.com is entirely safe for the use of consumer credit card information. However, in the event of fraud, we may be held liable for improper charges to our consumers' credit cards. Although we are exclusively a marketing portal, we may also be held partially or fully responsible for defective products sold though our website.

PRODUCTS

We plan to offer a broad selection of personal computer hardware, software, peripherals and accessories. Our product offering will be orientated towards the intermediate to sophisticated individual and small business consumers. We believe that these consumers are better educated about the products they want, more willing to upgrade and expand their computer systems and seek out higher margin products than first time personal computer buyers. We believe that the increased familiarity with and acceptance of computers will continue to generate demand for a wide variety of personal computer products.

The products that we will offer will include all forms of computer and computer-related products from desktops, notebooks, and personal organizers by manufacturers such as Compaq Computer Corporation, Cannon Inc., Hewlett-Packard Company and software from Microsoft Corporation, Lotus Development Corporation and Adobe Systems Incorporated. In addition to these types of products, we will also offer digital cameras, laser printers, laser jet and color jet printers, monitors and scanners. Our current merchandise offerings are limited to those products with which Vstore.com has marketing arrangements and are also limited to those products offered through our Vstore.com agreement.

All of our products will be purchased on-line and will be supplied either by the manufacturer or by other companies and we will not carry any inventory.

MARKETING

The creation of a marketing strategy that attracts consumers to our website who order products is an extremely important part of our business plan. Our overall marketing program will be designed to generate customer awareness of The Store and create a base of users of our website.

In order to establish the required consumer traffic to our website, we plan to enter into marketing arrangements with leading on-line content providers, search engines and e-commerce companies. These arrangements will include such alliances as on-line promotions, advertising and targeted e-mail. We may also use print, radio and television and bulk mailings. We anticipate utilizing marketing consultants on an as needed basis to aid us in formulating other marketing plans and strategies. We can give no assurances that these plans will have the desired effect of increasing consumer traffic to our website.

We understand the importance of the goodwill associated with a successful website and the confidence consumers have in using it for their needs. Goodwill becomes an important asset of the company. We plan to devote substantial effort to creating a website that consumers can have confidence in and that is user friendly, secure and provides the most up to date information available. We may also offer consumer newsletters, message boards and chat rooms at some time in the future.

Many of our marketing strategies have been successfully used in the past by other e-commerce companies, however, there is no assurance that we will be able to use them successfully to create the consumer base we seek.

COMPETITION

We face enormous competition from many sources. There are very few barriers to entry for other persons to establish websites to sell products that are similar or identical to the products that we will offer. In fact, the existence of companies such as Vstore.com and similar companies, encourages direct competition and low start-up costs. We have many competitors, most of whom have greater financial and personnel resources than we have. Many of these competitors are regular retail type brick and mortar businesses who are well established and well recognized, with a substantial number having website presences that offer products that will be in direct competition with us. We will also compete against electronics manufacturers, wholesalers and suppliers which have websites of their own.

To be competitive in this market we plan on creating market awareness of our website and The Store. To achieve this we will have to engage in marketing programs that differentiate us from others. We plan to differentiate our website from those of our competition by becoming an information technology ally to our clients. We will not be able to effectively compete unless we provide value added information, security, convenience and quality products. We cannot give any assurances that we will be able to be competitive in an effective manner in this market.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the current March 31, 2001 quarter or since our inception (December 31, 1996).

Operating expenses for the quarter ended March 31, 2001 totaled 7,800. $6,500 of these expenses were for legal services incurred in connection with the Company's filing of Form 10-SB with the Securities and Exchange Commission and also accounting services incurred for the annual audit. The remaining expenses were for general office supplies and filing fees. We had no expenses for the prior year quarter.

We have incurred a cumulative net loss since inception of $22,100.

LIQUIDITY AND CAPITAL RESOURCES:

We currently have inadequate working capital with which we can fund our future operations. Our auditors have issued a going-concern opinion. We cannot assure you that we will be able to continue our operations without adequate funding.

During the current quarter, an affiliated company has loaned us $11,500 so that we could fund our current operating expenses. We have signed promissory notes for these loans bearing 8% simple interest and are due one year from the time of funding. We have no other liabilities other than notes payable. As a result of these loans, we had a cash balance of $8,400 at March 31, 2001, which we will use to fund our short-term operating needs.

PLAN OF OPERATION

Our business plan anticipates that we will generate sufficient revenues from commissions earned on sales through our web site; however, there can be no assurances given that such revenue will occur.

We plan to seek capital to fund our operations through a private placement of our securities. We may also seek acquisition opportunities with operating companies. We estimate that we will need approximately $1,000,000 to fund our operations and implement our business plan during the next two to three years. We have no financing commitments or acquisition arrangements or prospects at this time. We anticipate needing capital for the following purposes:

Working capital expenses, including adding staff, office space and operating expenses     $  500,000
Test marketing, strategic planning and consulting expenses                                   250,000
Product development                                                                          250,000
                                                                                          ----------
Total                                                                                     $1,000,000

We believe that we will require additional financing (over and above the aforementioned offering) in the future for the funding of marketing and advertising expenses. We cannot assure you that we will be successful in raising any of the capital needed to fund our operations.

EMPLOYEES

We currently employ one person as our executive officer. This person is Ms. Cindy Roach who devotes approximately one-half of her business time to the affairs of the company. We do not have any other employees at this time. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative and technical positions. In that event, we intend to employ a mix of persons on a full and part time basis or on a consultant basis. We believe we will need website programmers, marketing personnel, telemarketing personnel, content developers, accounting personnel and general administrative personnel.

DESCRIPTION OF PROPERTIES

The offices of the company are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. The telephone number is 416-628-5297.

Pursuant to an oral agreement, we are entitled to use office space otherwise provided to our executive officer. In addition, we are provided office services as may be required from time to time. We do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected.

We believe that this facility is adequate to meet our needs in the foreseeable future. In the event our business expands, we believe we will have to find new offices. We believe that there is ample space available in the Toronto area to which we may relocate at competitive rates.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On January 17, 2001, we issued 9,000,000 shares of common stock to Ms. Cindy Roach, the President of the Company, in payment of her services as a consultant in the preparation of our business plan. We have expensed $9,000 for these services. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Ms. Roach is a sophisticated investor. Ms. Roach is a director or has been an employee/consultant and is or has been a stockholder of several public and private companies, some of which operate in the area of internet marketing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2001, the Company received various loans totaling $11,486 from an affiliated company in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT NUMBER                NAME OF EXHIBIT

     23.1           Consent of Simon Krowitz Bolin & Associates, P.A.
                    (Filed electronically herewith)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      (Registrant)  DYNAMIC REALITY, INC.
                                    By /s/ Cindy Roach
                                       -----------------------------------------
                                    Cindy Roach, President, Secretary, Treasurer
                                    & Chief Financial Officer

                      Date          May 11, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By /s/ Cindy Roach
                                       -----------------------------------------
                                    Cindy Roach, President, Secretary, Treasurer
                                    & Chief Financial Officer

                      Date          May 11, 2001

                                 EXHIBIT INDEX


EXHIBIT NUMBER                NAME OF EXHIBIT

     23.1           Consent of Simon Krowitz Bolin & Associates, P.A.
                    (Filed electronically herewith)
