Form 10QSB
period 2001-06-30
DYNAMIC REALITY INC
filed 2001-08-10
CIK 1137667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-32517
                                               ---------

                              DYNAMIC REALITY, INC.
               (Exact name of registrant as specified in charter)

               NEVADA                                    91-1997729
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO               M5H 3L5
----------------------------------------------------              ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                            PAGE
-----------------------                                                            ----

PART I

  ITEM 1.       FINANCIAL STATEMENTS                                                  3
  ITEM 2.       MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                        8

PART II

  ITEM 1.       LEGAL PROCEEDINGS                                                    13
  ITEM 2.       CHANGES IN SECURITIES                                                13
  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                      13
  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13
  ITEM 5.       OTHER INFORMATION                                                    13
  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                     13

ITEM 1. FINANCIAL STATEMENTS

                              DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                June 30,  December 31,
                                                  2001        2000
                                                --------  ------------

ASSETS:
  Current Assets
    Cash                                        $      0    $     --
                                                --------    --------
    Total Current Assets                               0          --

  Other Assets
    Prepaid Expenses                               2,500       7,500
                                                --------    --------
    Total Other Assets                             2,500       7,500

TOTAL ASSETS                                    $  2,500    $  7,500
                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                            $     --    $    300
                                                --------    --------
    Total Current Liabilities                         --         300

  Long-Term Liabilities
    Notes Payable                                 19,879       7,500
                                                --------    --------
    Total Long-Term Liabilities                   19,879       7,500

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares      10,000       1,000
    Common Stock Subscribed, 9,000,000 shares         --       9,000
    Additional Paid in Capital                     4,000       4,000
    Retained Earnings (Deficit)                  (31,379)    (14,300)
                                                --------    --------
    Total Stockholders' Equity
                                                 (17,379)       (300)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  2,500    $  7,500
                                                ========    ========

See accompanying notes to financial statements.

                              DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                         Three Months ended   Three Months ended
                                            June 30, 2001        June 30, 2000
                                            -------------        -------------

Revenues                                     $         --        $         --

Operating expenses                                    978                  --
Legal and Accounting                                8,315                  --
                                             ------------        ------------

Net income (loss) from operations                  (9,293)                 --

Provision for income taxes                             --                  --
                                             ------------        ------------

Net loss                                     $     (9,293)       $         --
                                             ============        ============

Retained earnings (deficit)- beginning            (22,086)             (5,300)
                                             ------------        ------------

Retained earnings (deficit)- ending          $    (31,379)       $     (5,300)
                                             ============        ============

Net loss per common share                    $      (0.00)       $      (0.00)
                                             ------------        ------------

Weighted average number
  of shares outstanding                        10,000,000          10,000,000
                                             ============        ============

See accompanying notes to financial statements.

                              DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                   Cumulative amounts
                                                                                    since inception
                                           Six Months ended    Six Months ended   December 31, 1996 to
                                            June 30, 2001       June 30, 2000        June 30, 2001
                                           ----------------    ----------------   --------------------

Revenues                                     $         --        $         --        $         --

Operating expenses                                  2,279                  --              16,279
Legal and Accounting                               14,800                  --              15,100
                                             ------------        ------------        ------------

Net income (loss) from operations                 (17,079)                 --             (31,379)

Provision for income taxes                             --                  --                  --
                                             ------------        ------------        ------------

Net loss                                     $    (17,079)       $         --        $    (31,379)
                                             ============        ============        ============

Retained earnings (deficit)- beginning            (14,300)             (5,300)                 --
                                             ------------        ------------        ------------

Retained earnings (deficit)- ending          $    (31,379)       $     (5,300)       $    (31,379)
                                             ============        ============        ============

Net loss per common share                    $      (0.00)       $      (0.00)       $      (0.00)
                                             ------------        ------------        ------------

Weighted average number
  of shares outstanding                        10,000,000           1,000,000          10,000,000
                                             ============        ============        ============

See accompanying notes to financial statements.

                              DYNAMIC REALITY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                       Cumulative amounts
                                                                                                        since inception
                                                             Six Months ended     Six Months ended    December 31, 1996 to
                                                               June 30, 2001        June 30, 2000        June 30, 2001
                                                             ----------------     ----------------    --------------------

Cash flows from operating activities:
  Net losses                                                      $(17,079)           $     --             $(31,379)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Changes in assets and liabilities:
  Increase (decrease) in accounts payable                             (300)                 --                   --
  Decrease (Increase) in prepaid expenses                            5,000                  --               (2,500)
                                                                  --------            --------             --------
Net cash (used) by operating activities                            (12,379)                 --              (33,879)

Cash flows from financing activities:
  Proceeds from notes payable                                       12,379                  --               19,879
  Issuance of common stock                                              --                  --               14,000
                                                                  --------            --------             --------
Net cash provided (used) by financing activities                    12,379                  --               33,879

Net increase (decrease) in cash                                          0                   0                    0

Cash, beginning of period                                                0                   0                    0
                                                                  --------            --------             --------

Cash, end of period                                               $      0            $      0             $      0
                                                                  ========            ========             ========

Supplemental disclosure of cash flow information:
  Significant non-cash financing activities:
    Common stock issued for services rendered                                                              $ 14,000
                                                                  ========            ========             ========

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. These statements have not been audited by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2. NOTES PAYABLE

During the quarter ended June 30, 2001, the Company received various loans totaling $8,393 from an affiliated company in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10QSB and in future filings by Dynamic Reality with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

Dynamic Reality, Inc. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company. From incorporation through June 2001 Dynamic Reality had no business operations of any kind. We intend to develop a vertical internet-based retail, marketing and consumer product information portal, focused on electronic products.

Our common stock is not traded in any market or electronic medium. We intend to seek inclusion in the Over-the-Counter Bulletin Board and are in the process of implementing steps to that end. There can be no assurance given that the common stock will be traded in any public market. Moreover, if our common stock is traded, there can be no assurance given that there will be active trades in the security or at all. Therefore, holders of our common stock may not be able to sell it from time to time.

We currently do not have any capital in order to implement our business plan and we must obtain some form of funding or we will have to discontinue operations. At December 31, 2000 our independent auditors issued a qualified opinion as to our ability to continue as a going concern. We intend to seek either debt or equity capital or both, strategic alliances and joint venture arrangements and/or acquisitions of businesses with ongoing profitable operations, among other things to fund our operations. Until such time as we have adequate capital, some of our stockholders, officers and directors have committed to advance us monies to fund our current operating expenses. We intend to keep these expenses to a minimum until such time as we receive adequate capital in order to implement our business plan.

We have no commitments for funding of any kind from unrelated parties or any other agreements that will provide us with working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the capital that we will require for operations.

BUSINESS STRATEGY

Our business plan calls for the designing and building of an Internet based, retail marketing and consumer information portal. Our objective is to provide consumers with a wide range of electronic consumer products with readily available and timely product and industry-related information and news, and links to other retail and vendor electronics web sites.

In February 2001, we registered an on-line store with Vstore.com, where we have established our internet-based electronic product retail store known as "The Store".

Our product focus will be on consumer electronic products. We believe there will continue to be an active replacement market for consumers seeking to upgrade what they have and an expanding market for computer products and other electronic related products. With our affiliation with Vstore.com, we believe we have access to more than 14,000 electronic products that will be offered through The Store.

Currently, the Vstore is our only source for products and information. If we are successful in raising sufficient capital, we intend to expand our website whereby the Vstore would only be a part of our site. Our future plans call for establishing other alliances or sources for products and product information. We intend to offer higher quality and reliable product lines provided by established reputable manufacturers. As part of this process, we intend to identify sources of timely information and news on the products and companies that will be represented in The Store. We believe this information will be of value to consumers and serve to generate customer traffic to our website. Our planned consumer market is both individual consumers and small businesses.

We intend to generate our primary revenues from product sales purchased through our website. The revenues will be a percentage of the product purchase price. We intend to operate efficiently on the limited revenue percentages we earn. Our success will be dependent on increasing traffic and generating sales through our website. In the future, we may also generate revenues from advertising and click-through fees. The ability to generate advertising revenues is dependent on the number of quality consumers that visit our website and the amount of sales made. Advertising revenue could also include the sale of advertising banners, the placement of pop-up windows and sponsorship or other promotions. We believe that click-through revenues can be generated from participating in programs with other on-line partners and revenue sharing arrangements. Revenue sharing and commission income is not expected to be a significant percentage of our initial sales revenue. These type of revenues will be generated by consumers that locate a product on our website but link to another site where the purchase is ultimately made. We can give no assurance that will be successful in generating adequate product sales, advertising revenues or any other form of revenue in order to continue as a going concern.

AGREEMENT WITH VSTORE.COM

We currently have a contractual agreement with Vstore.com to provide e-commerce and other technology services for the operation of our website and to provide access to the products we will offer in The Store.

Vstore.com currently has selling arrangements for over 14,000 products from which consumers visiting our site may select. We are currently limited only to those products offered through the Vstore. When customers order products from The Store under our current arrangement they are actually ordering direct from the Vstore through an electronic link. Vstore has complete control over the entire sales process, which includes the following functions. They are responsible for processing the credit card information for verification and payment. Once the payment verification is complete, Vstore.com forwards the order to one of the product suppliers for their site. Vstore.com has agreements with manufacturers, wholesalers or other intermediaries who will receive the order and ship it to The Store's customer. Vstore.com will also handle overseeing orders, cancellations and returns and tracking product sales as well as provide customer service. Vstore.com is responsible for providing us with sales activity reports and paying us a percentage of the purchase price as a referral fee on a quarterly basis. Even though Vstore has complete control in providing the aforementioned products and services we cannot give any assurances that we will not be held liable for defective products, credit card fraud or any other consumer grievances brought about as a result of any sales made through our web site.

In the future we intend to offer our own array of products through direct agreements with manufacturers.

Vstore.com also hosts our website on their server and we are therefore dependant on Vstore.com for maintaining the necessary equipment and contractual arrangements that will permit consumers to locate and use our website. By utilizing outsourcing for our technology infrastructure we anticipate that the up-front costs associated with building and expanding an e-commerce website will be substantially reduced.

PRODUCTS

Our plan is to offer a broad selection of personal computer hardware, software, peripherals and accessories. Our products will be focused toward the intermediate to sophisticated individual and small business consumers, which we believe, are better educated about the products they want and are more willing to upgrade and expand their computer systems. The products that we intend to offer will include all forms of computer and computer-related products from desktops, notebooks, and personal organizers by manufacturers such as Compaq Computer Corporation, Cannon Inc., Hewlett-Packard Company and software from Microsoft Corporation, Lotus Development Corporation and Adobe Systems Incorporated. In addition, we plan to offer digital cameras, laser printers, laser jet and color jet printers, monitors and scanners. Our current product offerings are limited to those products with which Vstore.com has marketing arrangements and are also limited to those products offered through our Vstore.com agreement. We cannot, however, assure you that will be successful in these endeavors.

All of our products will be purchased on-line and will be supplied either by the manufacturer or by other companies and we will not carry any inventory.

MARKETING

A marketing strategy that attracts qualified consumers to our website who order products is an extremely important part of our business plan. Our overall marketing program will be designed to generate customer awareness of The Store and create an increasing base of users of our website.

We plan to enter into marketing arrangements with leading on-line content providers, search engines and e-commerce companies. These arrangements could include such alliances as on-line promotions, advertising and targeted e-mail. We may also use print, radio and television and bulk mailings. We anticipate utilizing marketing consultants on an as needed basis to aid us in formulating other marketing plans and strategies. We can give no assurances that these plans will have the desired effect of increasing consumer traffic to our website or in generating adequate revenues to continue operations.

We plan to devote substantial effort to creating a website that consumers can have confidence in and that is user friendly, secure and provides the most up to date information available. We may also offer consumer newsletters, message boards and chat rooms in the future.

Many of our marketing strategies have been successfully used in the past by other e-commerce companies, however, there is no assurance that we will be able to use them successfully to create the consumer base we seek.

COMPETITION

We have many competitors, most of whom have greater financial and personnel resources than we have. There are very few barriers to entry for other persons or companies to establish websites to sell products that are similar or identical to the products that we currently or plan to offer. The existence of companies such as Vstore.com and similar companies encourages competition and low start-up costs. Many of these competitors are retail businesses who are well established and well recognized. A substantial number of these businesses have websites that offer products that will be in direct competition with our intended business. Our competition also includes electronics manufacturers, wholesalers and suppliers which have websites of their own.

To be competitive we have to create consumer awareness of our website and The Store. We will have to engage in marketing programs that sets us apart from our competition. One way to achieve this goal is to differentiate our website from our competitors by becoming an information technology ally to our clients. We will not be able to effectively compete unless we provide value added information, security, convenience and quality products. We cannot give any assurances that we will be able to be competitive in this market.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

We had no revenues for the current June 30, 2001 quarter or since our inception (December 31, 1996).

Operating expenses for the quarter ended June 30, 2001 totaled 9,300. $8,300 of these expenses were incurred for legal services in connection with the Company's filing of Form 10-SB with the Securities and Exchange Commission and also consulting services incurred for the quarterly filing of Form 10QSB. The remaining expenses were for general office supplies. We incurred no expenses for the prior year quarter.

We have incurred a cumulative net loss since inception of $33,300.

LIQUIDITY AND CAPITAL RESOURCES:

We currently have no capital with which we can fund our current or future operations. We have been reliant on loans from some of our shareholders, directors and officers to fund operations to date. Our auditors have issued a going-concern opinion for the period ended December 31, 2000. We cannot assure you that we will be able to continue our operations without adequate funding.

During the current quarter, an affiliated entity has loaned us $8,400 so that we could fund our current operating expenses. We have signed promissory notes for these loans bearing 8% simple interest and are due one year from the time of funding. We have no other liabilities other than notes payable. We have no cash and will continue to rely on loans from these sources to fund our short-term operating needs.

PLAN OF OPERATION

Our business plan anticipates that we will generate sufficient revenues from commissions earned on sales through our website; however, there can be no assurances given that such revenue will occur.

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

EMPLOYEES

We currently employ one person as our executive officer. Ms. Cindy Roach devotes approximately one-half of her business time to the affairs of the company. We do not have any other employees at this time. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative and technical positions.

DESCRIPTION OF PROPERTIES

The offices of the company are located at 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. The telephone number is 416-628-5297.

Pursuant to an oral agreement, we are entitled to use office space otherwise provided to our executive officer. In addition, we are provided office services as may be required from time to time. We do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2001, the Company received various loans totaling $8,393 from an affiliated company in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       (Registrant) DYNAMIC REALITY, INC.
                                    By /s/ Cindy Roach
                                    --------------------------------------------
                                    Cindy Roach, President, Secretary, Treasurer
                                    & Chief Financial Officer

                       Date         August 10, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By /s/ Cindy Roach
                                    --------------------------------------------
                                    Cindy Roach, President, Secretary, Treasurer
                                    & Chief Financial Officer

                       Date         August 10, 2001