Form 10QSB/A
period 2001-06-30
DYNAMIC REALITY INC
filed 2001-08-17
CIK 1137667

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A

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

BUSINESS

Dynamic Reality, Inc. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company. From incorporation through December 2000 Dynamic Reality had no business operations of any kind. We intend to develop a vertical internet-based retail, marketing and consumer product information portal, focused on electronic products.

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

                       Date         August 17, 2001

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

                       Date         August 17, 2001