Form 10QSB
period 2001-09-30
DYNAMIC REALITY INC
filed 2001-11-08
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                        Commission File Number 000-32517

                              DYNAMIC REALITY, INC.
               (Exact name of registrant as specified in charter)

           Nevada                                      91-1997729
           ------                                      ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

141 ADELAIDE STREET WEST, STE 1004, TORONTO, ONTARIO          M5H 3L5
------------------------------------------------------        -------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (416) 628-5264
                                                         ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2001, the Company had outstanding 10,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

  ITEM NUMBER AND CAPTION                                                PAGE

  PART I

    ITEM 1.    FINANCIAL STATEMENTS                                        3
    ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              8

  PART II

    ITEM 1.    LEGAL PROCEEDINGS                                           11
    ITEM 2.    CHANGES IN SECURITIES                                       11
    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             11
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11
    ITEM 5.    OTHER INFORMATION                                           11
    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            11

ITEM 1. FINANCIAL STATEMENTS



                              Dynamic Reality, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                   Unaudited
                                                  September 30,     December 31,
                                                       2001             2000
                                                  -------------     ------------

ASSETS:
  Current Assets
    Cash                                           $        -        $        -
                                                  -------------     ------------
    Total Current Assets                                    -                 -

  Other Assets
    Prepaid Expenses                                    2,500             7,500
                                                  -------------     ------------
    Total Other Assets                                  2,500             7,500

TOTAL ASSETS                                       $    2,500        $    7,500
                                                  =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                               $      525        $      300
                                                  -------------     ------------
    Total Current Liabilities                             525               300

  Long-Term Liabilities
    Notes Payable                                      23,894             7,500
                                                  -------------     ------------
    Total Long-Term Liabilities                        23,894             7,500

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 10,000,000 shares           10,000             1,000
    Common Stock Subscribed, 9,000,000 shares               -             9,000
    Additional Paid in Capital                          4,000             4,000
    Deficit Accumulated During the
    Development Stage                                (35,919)          (14,300)
                                                  -------------     ------------
    Total Stockholders' Equity                       (21,919)             (300)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    2,500        $    7,500
                                                  =============     ============


See accompanying notes to financial statements.

                              Dynamic Reality, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                               Unaudited                Unaudited
                                           Three Months ended       Three Months ended
                                           September 30, 2001       September 30, 2000
                                           ------------------       ------------------
Revenues                                      $          -             $          -

Operating expenses                                     525                        -
Legal and Accounting                                 4,015                        -
                                           ------------------       ------------------

Net income (loss) from operations                  (4,540)                        -

Provision for income taxes                               -                        -
                                           ------------------       ------------------

Net loss                                      $    (4,540)             $          -
                                           ==================       ==================
Deficit accumulated during the
development stage - beginning                     (31,379)                  (5,300)
                                           ------------------       ------------------
Deficit accumulated during the
development stage - ending                    $   (35,919)             $    (5,300)
                                           ==================       ==================

Net loss per common share                     $     (0.00)             $     (0.00)
                                           ------------------       ------------------

Weighted average number
  of shares outstanding                         10,000,000                1,000,000
                                           ==================       ==================

See accompanying notes to financial statements.



                                                    Dynamic Reality, Inc.
                                              (A Development Stage Company)
                                                  STATEMENT OF OPERATIONS


                                                                                             Cumulative amounts
                                                    Unaudited             Unaudited           since inception
                                                Nine Months ended     Nine Months ended     December 31, 1996 to
                                               September 30, 2001     September 30, 2000     September 30, 2001
                                               ------------------     ------------------     ------------------
Revenues                                          $          -           $          -           $         -

Operating expenses                                       2,803                      -                 16,804
Legal and Accounting                                    18,816                      -                 19,115
                                               ------------------     ------------------     ------------------

Net income (loss) from operations                     (21,619)                      -               (35,919)

Provision for income taxes                                   -                      -                      -
                                               ------------------     ------------------     ------------------
Net loss                                          $   (21,619)           $          -           $   (35,919)
                                               ==================     ==================     ==================

Deficit accumulated during the
develpoment stage - beginning                         (14,300)                (5,300)                      -
                                               ------------------     ------------------     ------------------

Deficit accumulated during the
development stage - ending                        $   (35,919)           $    (5,300)               (35,919)
                                               ==================     ==================     ==================

Net loss per common share                         $     (0.00)           $     (0.00)           $     (0.01)
                                               ------------------     ------------------     ------------------

Weighted average number
  of shares outstanding                             10,000,000              1,000,000              2,421,053
                                               ==================     ==================     ==================

See accompanying notes to financial statements.



                                             Dynamic Reality, Inc.
                                         (A Development Stage Company)
                                            STATEMENT OF CASH FLOWS


                                                                                                    Cumulative amounts
                                                           Unaudited             Unaudited           since inception
                                                       Nine Months ended     Nine Months ended     December 31, 1996 to
                                                      September 30, 2001    September 30, 2000      September 30, 2001
                                                      ------------------    ------------------     --------------------
Cash flows from operating activities:
  Net losses                                             $   (21,619)          $          -            $   (35,919)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Changes in assets and liabilities:
  Increase (decrease) in accounts payable                         225                     -                     525
  Decrease (Increase) in prepaid expenses                       5,000                     -                 (2,500)
                                                      ------------------    ------------------     --------------------
Net cash (used) by operating activities                      (16,394)                     -                (37,894)

Cash flows from financing activities:
  Proceeds from notes payable                                  16,394                     -                  23,894
  Issuance of common stock                                          -                     -                  14,000
                                                      ------------------    ------------------     --------------------
Net cash provided (used) by financing activities               16,394                     -                  37,894

Net increase (decrease) in cash                                     0                     0                       0

Cash, beginning of period                                           0                     0                       0
                                                      ------------------    ------------------     --------------------
Cash, end of period                                      $          0          $          0            $          0
                                                      ==================    ==================     ====================

Supplemental disclosure of cash flow information:
  Significant non-cash financin gactivities:
    Common stock issued for services rendered                                                          $     14,000
                                                      ==================    ==================     ====================

See accompanying notes to financial statements.


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.


To the Board of Directors
Dynamic Reality, Inc.
Toronto, Ontario, CANADA


We have reviewed the balance sheet of Dynamic Reality, Inc. (a development stage company) as of September 30, 2001 and December 31, 2000 and the related statements of operations and cash flows for the nine months ended September 30, 2001 and 2000 and the cumulative amounts from December 31, 1996 (inception) to September 30, 2001. These statements are the responsibility of management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern. The Company has not established source of revenue and this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/ Simon Krowitz Bolin & Associates, P.A.

Rockville, Maryland
November 7, 2001


The notes to consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-SB for the years ended December 31, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       NOTES PAYABLE

During the quarter ended September 30, 2001, the Company received various loans totaling $4,015 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

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

Business

Dynamic Reality, Inc. was incorporated in the State of Nevada on December 31, 1996 and is a development stage company. From incorporation through December 2000 Dynamic Reality had no business operations of any kind. We currently do not have any capital in order to implement our business plan and we must obtain some form of funding or we will have to discontinue operations (See "Liquidity and Capital Resources").

Our common stock is not traded in any market or electronic medium. We intend to seek inclusion in the Over-the-Counter Bulletin Board in the future. There can be no assurance given that the common stock will be traded in any public market. Moreover, if our common stock is traded, there can be no assurance given that there will be any active trading in the security. Therefore, holders of our common stock may not be able to sell it from time to time.

We intend to create an Internet based, retail marketing and consumer information portal. Our goal is to provide consumers with a wide range of electronic consumer products, such as personal computer hardware, software, peripherals and accessories. We also intend to provide timely product and industry-related information and news, and links to other retail and vendor electronics web sites. In February 2001, we registered an on-line store with Vstore.com, where we have established our internet-based electronic product retail store known as "The Store". The Vstore is presently our only source for products and information. The products will be purchased on-line and will be supplied either by the manufacturer or by other companies and we will not carry any inventory. If we are successful in raising sufficient capital, we intend to expand our website whereby the Vstore would only be a part of our site.

Our primary source of revenue will be from product sales purchased through our website. The revenues will be a percentage of the product purchase price. Our success will be dependent on increasing traffic and generating sales through our website. In the future, we may also generate revenues from advertising and click-through fees. We can give no assurance that will be successful in generating adequate product sales, advertising revenues or any other form of revenue in order to continue as a going concern.

In the Internet retail marketing business we will have many competitors, most of whom have greater financial and personnel resources than we have. We will not be able to effectively compete unless we provide value added information, security, convenience and quality products. We cannot give any assurances that we will be able to be competitive in this market.

Financial Condition and Changes in Financial Condition

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of Dynamic Reality included elsewhere herein. Our independent auditors have issued a going-concern opinion as to our ability to continue operations for the period ended December 31, 2000.

Overall Operating Results

We had no revenues for the current September 30, 2001 quarter or since our inception (December 31, 1996). We anticipate that we will generate sufficient revenues from commissions earned on sales through our website; however, there can be no assurances given that such revenue will occur.

Operating expenses for the quarter ended September 30, 2001 totaled $4,500, which was primarily incurred for legal and accounting services performed. We incurred no expenses for the prior year comparable quarter.

For the nine months ended September 30, 2001 our expenses were $21,600. Legal and accounting fees totaled $18,800 and were incurred in connection with our compliance filings with the Securities and Exchange Commission. We incurred no expenses for the prior year comparable nine-month period.

Liquidity and Capital Resources

We currently do not have any capital and we must obtain some form of funding or we will have to discontinue operations. We intend to seek either debt or equity capital or both, strategic alliances and joint venture arrangements and/or acquisitions of businesses with ongoing profitable operations, among other things to fund our operations. Until such time as we have adequate capital, some of our stockholders, officers and directors have committed to advance us monies to fund our current operating expenses.

During the current quarter, a shareholder has loaned us $4,000 so that we could fund our current operating expenses. We have signed promissory notes for these loans bearing 8% simple interest and are due one year from the time of funding. We have no cash and will continue to rely on loans from these sources to fund our short-term operating needs.

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

Employees

We currently employ one person as our executive officer. Ms. Cindy Roach devotes as much time as necessary to the affairs of the company. If the business grows as we plan, we anticipate that we will need additional persons to fill administrative and technical positions.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2001, the Company received various loans totaling $4,015 from a shareholder in order to pay operating expenses. These promissory notes bear 8% simple interest and are due one year from the date that the loans were made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                        Name of Exhibit

 15.01                           Letter on unaudited interim financial
                                 information (Filed herewith)

b. Reports on Form 8-K

   None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           (Registrant)  DYNAMIC REALITY, INC.
                                         By /s/ Cindy Roach
                                         Cindy Roach, President, Secretary,
                                         Treasurer & Chief Financial Officer

                           Date          November 7, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/ Cindy Roach
                                         Cindy Roach, President, Secretary,
                                         Treasurer & Chief Financial Officer

                           Date          November 7, 2001

Table of Exhibits

Exhibit Number                        Name of Exhibit

15.01                           Letter on unaudited interim financial
                                information (Filed herewith)