Form 10KSB
period 2001-12-31
MEDSTRETCH INC
filed 2002-03-15
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-32517

                                 MEDSTRETCH INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
               (Exact name of registrant as specified in charter)

                   NEVADA                                   91-1997729
                  --------                                  ----------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

 4920A YONGE STREET, TORONTO, ONTARIO, CANADA                 M2N 5N5
 --------------------------------------------                 -------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code         (416) 540-3234
                                                           --------------

          Securities registered pursuant to section 12(b) of the Act:

   Title of Class                   Name of each exchange on which registered
       NONE                                          NONE
       ----                                          ----

           Securities registered pursuant to section 12(g) of the Act:
                                      NONE
                                      ----

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 11, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 2002, the Company had outstanding 12,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

  ITEM NUMBER AND CAPTION                                           PAGE
  -----------------------                                           ----

  PART I

    ITEM 1.    DESCRIPTION OF BUSINESS                                3
    ITEM 2.    DESCRIPTION OF PROPERTY                                5
    ITEM 3.    LEGAL PROCEEDINGS                                      5
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                       5

  PART II

    ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                            6
    ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION OR PLAN OF OPERATION               8
    ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           11
    ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                20

  PART III

    ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT                                   21
  ITEM 10.     EXECUTIVE COMPENSATION                                21
  ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                 22
  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        23
  ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                      23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS

         The company was originally incorporated in the state of Nevada on December 31, 1996 under the name Dynamic Reality, Inc. On January 29, 2002, the company changed its name to Medstretch Inc. in order to more accurately reflect the new business direction of the company. From incorporation until late 2000, Medstretch had no business operations of any kind.

         Medstretch is a development-stage company devoted to the study and practice of personal wellness and preventative health care.

         Our original business plan, which was formulated in December 2000, was to create an Internet based, retail marketing and consumer information portal to provide consumers with a wide range of electronic products, such as personal computer hardware, software, peripherals, accessories and product and electronic industry related information. From that time to November 2001, we were not able to adequately fund the operations of the company and ceased this plan of operation.

         In November 2001, we adopted our current business plan to design, launch and market motivational, interactive wellness software products and services. The concept of the current plan was formulated by Kimberly Partridge, Doctor of Chiropractic, our president, treasurer, secretary and sole director. The concept was derived from her experience in owning and operating a chiropractic and related wellness practice. Her experience with patients and consulting with government agencies and private industry led her to believe that there is an increasing need to address workplace stress and wellness with earlier diagnostics, health breaks and reparative exercises. The plan revolves around a concept she conceived that relates to the practice of wellness and preventative health care solutions designed around relieving musculoskeletal disorders affecting individuals who spend substantial amounts of time at computer workstations. One of the more common musculoskeletal disorders is carpal tunnel syndrome, which is considered one of the higher causes for absenteeism from the workplace.

         Dr. Partridge's concept is to reduce employee absenteeism and work related health issues for corporations and government agencies through the use of animated software installed on user workstations whereby the user is requested to participate in two pre-scheduled health breaks each day. The software once developed will lead the user/participant through a series of easy exercises that are intended to relieve musculoskeletal stress and strain and improve circulation. We believe that the clientele that utilize our software will achieve the benefits of reduced absences from work for these types of preventable disorders and improve productivity, however, we can give no assurances that reduced absenteeism will occur from participating in the exercise programs suggested by our software. In addition, we do not currently have any insurance coverage should an employee/user sustain an injury or some other form of illness from the use of our exercise routines.

         During the last several years there have been a number of articles and studies that support the premise that the workplace is the cause of a whole class of injuries such as carpal tunnel syndrome; tendonitis of the arm, wrist or hand; neck tension syndrome; back problems and eye strain. While these studies indicate a need for preventives for workplace injury, which we believe our wellness related software would be of benefit, there is no conclusive evidence that our software concept will have the desired results of reducing work related employee absenteeism and work related health issues.

         We currently do not have capital to implement our current business plan and must obtain funding. If we do not receive funding, we will have to discontinue our business plan. To fund our operations, we intend to seek either debt or equity capital or both. Until such time as Medstretch has adequate funding, we believe that our officers and directors will advance the basic operating expenses of the company. Any advances received from our officers and directors will not be utilized in implementing our business plan.

         We have no commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital.


Products and Services

         We have not yet begun the development of any of our intended wellness related software products or services.

         Our software products, workshops and seminars will be focused on preventative health care and personal wellness. Our initial product, once developed, will be an interactive, animated computerized "health break". The program will be designed to promote personal wellness and preventative health care to individuals who spend extended periods of time at computer workstations.

         The first software product will include two, daily, pre-scheduled, five-minute "appointments" or "health breaks". The program's design will focus on a series of easy to perform exercises offering benefits that help avoid injuries, increase blood flow, and generally energize the participant. Animated characters will be utilized to motivate and guide the participant through practical and effective health breaks. Dr. Partridge will be responsible for designing the exercise routines.

         Our planned sources of revenue will be from initial licensing of the software, annual renewal software licensing fees, new updated versions of the software and service fees from seminars and workshops. The amounts we charge our clientele for the software and services will be dependent on competition and the cost to produce our products. We can give no assurances that we will generate ample revenue to sustain our planned operations or that our software products or services will attain our desired goal of relieving employee injuries and decreasing lost time from work.


Marketing

         Our target market will include mid- to large-size corporations and government agencies. We believe our software products and services will be designed to deliver significant value and benefit to employees and employers alike in reducing work related employee absenteeism.

         The introduction to our target market will be through companies that beta test our software. We intend to approach a select number of companies in our target market, offering our product on a demonstration basis, in return for feedback from the company and its employees. We believe that, offering employers in our target market an opportunity to utilize our software on a gratis basis will give them the opportunity to observe the value and benefits of our software first-hand and will eventually lend support to our marketing efforts.

         Our target market will focus on two distinct audiences: the purchaser/employer, and user/employee. We believe it is important to understand our potential clients' needs in order to successfully meet their expectations. Employers must identify with the value that promotion of preventative health care and personal wellness products and services can deliver to employees, and subsequently, to the employer's bottom-line; and employees must be offered easy-to-understand information and non-intrusive, motivational tools that are useful and effective.

         Our initial marketing and sales efforts will center on making telephone calls and visiting in person our targeted corporations.

         Although many of our marketing plans have been successfully used in the past by various service providers, there is no assurance that we will be able to use them successfully to create the client base we seek. Moreover, because the consumer is increasingly sophisticated and exposed to a multitude of marketing programs, we will have to constantly appraise our strategies and seek out ways to change and improve them so as to remain competitive.

Competition

         While we believe there are several similar software programs on the market today that resemble the ideas behind ours, we believe our objectives and target markets are different. We also believe that many of our potential competitors are well established and have much greater financial stability than we currently have.

         The programs currently available that we are aware of tend to be designed for the individual retail market. A variety of software programs that can be downloaded through the Internet, for a nominal fee, are also available - however, we have not found any of these programs to be effective or valuable - the programs pause the computer screen, and remind the participant to take a short break, or check posture and computer set up, and/or provide a log as to how much an individual has typed (or "moused") during a given day or timeframe.

         Our ability to compete will be dependant on the level of quality and service we provide for our clients. There can be no assurance that we will be able to accomplish our goals or compete on a profitable basis within our target market.


ITEM 2. DESCRIPTION OF PROPERTY

         The offices of Medstretch are located at 4920A Yonge Street, Toronto, Ontario, Canada M2N 5N5. The telephone number is 416-540-3234.

         We currently utilize office space and office services provided to our executive officer pursuant to an oral agreement. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs for the foreseeable future.


Employees

         Our only employee is Dr. Kimberly Partridge, our president, treasurer, secretary and sole director who is working part-time on a gratis basis while we are in the development stage. If adequate funding is secured, we anticipate that our initial staffing requirements will include 2 computer programmers, 1 marketing representative and 1 sales representative. If we are successful in implementing our business plan we anticipate the need for seminar leaders, accounting and general administrative personnel.


ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 28, 2002, the company received the written consent of the stockholders of the corporation representing 75% of the issued and outstanding shares of common stock, to amend the articles of incorporation of Dynamic Reality, Inc. to change the name of the corporation to Medstretch Inc.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

         On March 8, 2002, we filed a Form SB-2, as amended, with the Securities and Exchange Commission to register up to 10,000,000 shares of Medstretch common stock for sale in the public market. These will be newly issued shares. In addition, we are registering for sale 4,000,000 shares of common stock held by current shareholders. We will not receive any of the proceeds from the sales of stock by these shareholders. This registration has not been approved by the SEC as of this filing. If approved, the shares will be sold at $0.05 per share by an officer of Medstretch, on a self-underwritten, best efforts basis, with no minimum purchase requirements by investors. The per-share price in this offering was determined by the management of Medstretch. It may bear no relationship to the price at which the shares will trade upon completion of this offering. It also is not indicative of the future market performance of the common stock.

         There has been no public market for our common stock. The common stock is not approved for listing on any trading medium or exchange. We plan to take such action as may permit a broker-dealer to apply for quotation of the common stock on the Over-the-Counter Bulletin Board. The OTCBB is a broker driven market. We independently are not able to make an application for listing Medstretch on that market. Therefore, we are dependant on an application being made and market quotes being supplied by a broker-dealer. If no broker-dealer takes action in respect of the common stock, there will be no trading on that market. Prior to any listing on the OTCBB, it is possible there may be trading of the common stock on the "pink sheets".

         Even if there is a quote for the common stock, there can be no assurance that an active market will develop. If an active trading market is not developed or maintained, the liquidity and trading price of our common stock could be adversely affected.


RECENT SALES OF UNREGISTERED SECURITIES

         On January 17, 2001, we issued 9,000,000 shares of common stock to Ms. Cindy Roach, the prior president of the company, in payment of her services as a consultant in the preparation of our prior business plan. We expensed $9,000 for these services. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Ms. Roach is a sophisticated investor.

         On December 14, 2001, the Board of Directors approved the issuance of 1,000,000 shares of our common stock to Mr. Mitchell Geisler for developing the current business plan for the company and for future business consulting services. These services were valued at $25,000 or $0.025 per share and a non-cash charge for this amount is included in the audited financials statements included elsewhere herein.

         On December 14, 2001 the Board of Directors approved the issuance of 1,000,000 shares to Dungavel, Inc. for $25,000 in cash for operating expenses.

         The offerings approved on December 14, 2001 were made pursuant to Regulation S. The offer and sale of the securities sold under Regulation S was made in compliance with Rule 903, Category 3. The offering was made in an offshore transaction, to a non-United States person, no directed selling efforts were made in the United States by the issuer (no other person was involved in the offering) and the shares of common stock were issued subject to a contract that prohibits the recipient from selling the shares unless in compliance with an appropriate exemption under the United States securities laws. Moreover, the certificate representing the shares of common stock bears a restrictive legend indicating that a transfer of the shares may only be made in compliance with the United States securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The financial information set forth in the following discussion should be read with the financial statements of Medstretch included elsewhere herein.


Financial Condition and Changes in Financial Condition


Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through December 31, 2001.

         Operating expenses for the year ended December 31, 2001 were $48,700 and were primarily incurred for legal and accounting fees incurred for services rendered in connection with our financial reporting obligations and the filing of the SB-2 registration statement with the Securities and Exchange Commission. In addition, we incurred a non-cash charge of $25,000 for the 1,000,000 shares of our common stock issued to Mr. Mitchell Geisler for consulting services rendered in connection with writing our current business plan.

         Operating expenses for the year ended December 31, 2000 were $9,000 and were incurred for consulting services rendered by our former President and Chairman of the Board, Ms. Cindy Roach. Ms. Roach received 9,000,000 shares of our common stock for these services.

         We have incurred a cumulative net loss since inception through December 31, 2001 of $63,000.


Liquidity and Capital Resources:

         We currently have no working capital with which we can fund our future operations. We have been reliant on a loan from a shareholder to fund operations to date. This loan bears 8% simple interest. The entire principal and interest are due December 31, 2002. The shareholder has agreed to be repaid when and if the company begins operations and has sufficient funds for repayment. In addition, management has committed to fund our basic operating needs over the next 24 months if the offering is not successful. The funding by management will only be utilized for office types of expenses, such as supplies, and for legal and accounting fees incurred for maintaining a public reporting company. As of December 31, 2001, we had no cash or our only asset was $2,500 in prepaid expenses. Our total liabilities were $26,500, which includes $2,000 in accounts payable and $24,500 in notes payable to a shareholder. Total stockholders' deficit at December 31, 2001 was $24,000. We can give no assurance that we will be able to continue our operations without adequate funding.

         On December 14, 2001 we committed to sell 1,000,000 shares at $0.025 per share of our common stock for $25,000 to Dungavel, Inc., which shares were issued in January 2002. These funds will be utilized in funding our short term operating needs and are anticipated to cover our operating costs until the receipt of any offering proceeds. Management funding of these basic operating needs will commence when and if these funds are depleted. Dungavel is not affiliated with Medstretch and purchased the shares as an investor.

         If we are not able to sell the shares currently being registered and management ceases to fund our operating needs we will have to cease our business operations and investor value will be lost.


Plan of Operations

         We intend to seek capital to fund our business plan through the sale of the common stock currently being registered with the SEC. We estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than managements' commitment to fund basic operating needs for the next 24 months at this time. The management advances will not be repaid from any of the cash proceeds from the sale of any shares sold in the offering.

         We do not foresee the need to raise any additional funds over the next 12 months if the offering is successful. Over the longer term, we believe that we will require additional financing in the future to fund our marketing, sales, programming and seminar expansions. We have not made any preparations for additional funding at this time and we cannot assure you that we will be successful in raising any of the capital needed to fund expansion.

         The implementation of our business plan over the next 12 months is entirely dependent on the amount of proceeds raised from the sale of shares of our common stock, as we have no other sources of funding at this time. We may be able to seek some other form of short term funding such as bank or shareholder loans to fulfill our other operating and implementation needs. Even with a viable product we can give no assurance that we will be able to find other funding opportunities.

         Our estimated time-line for implementing our business plan from initial software programming to the commencement of software sales has been estimated by management to be 12 months if we are successful in selling all 10,000,000 shares currently in the registration process.

         If our revenues exceed total operating costs, these funds will be used in our business expansion. We cannot give any assurance that our software or seminars will generate sufficient revenues to cover our expenses or provide a profit on operations. The owning and operating of a development stage company with an unproven product concept is considered a risky enterprise and investment returns are often significantly less than in other investments.


New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.


Forward-Looking Information

         From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements  may be  included  in,  but not  limited  to,  press  releases,  oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Management is currently unaware of any trends or conditions other than those previously mentioned in the management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

         The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                    PAGE
                                                                    ----

Report of Malone & Bailey, PLLC independent accountants              F-2

Balance Sheet for the year ended December 31, 2001                   F-3

Statement of Operations for the years ended December 31, 2001
and December 31, 2000 and inception to December 31, 2001             F-4

Statement of Stockholders' Equity (Deficit) for period from
December 31, 1996 (Inception) through December 31, 2001              F-5

Statement of Cash Flows for the years ended December 31, 2001
and December 31, 2000 and inception to December 31, 2001             F-6

Notes to Financial Statements                                        F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medstretch, Inc. (formerly Dynamic Reality, Inc.)
Toronto, Ontario, Canada

We have audited the accompanying balance sheet of Medstretch, Inc. (formerly Dynamic Reality, Inc.) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended and for the period from December 31, 1996 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medstretch, Inc. (formerly Dynamic Reality, Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the two years then ended and for the period from December 31, 1996 (Inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


January 18, 2002
                                       F-2

                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   December 31


                                                                        2001
                                                                     ----------
                                     ASSETS

Current assets
  Prepaid expenses                                                    $  2,500
                                                                     ----------
                                                                      $  2,500
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $  2,055
  Note payable - shareholder                                            24,494
                                                                     ----------
    Total current liabilities                                           26,549
                                                                     ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 11,000,000 shares issued and outstanding                  11,000
Additional paid in capital                                              28,000
Deficit accumulated during the development stage                       (63,049)
                                                                     ----------
  Total Stockholders' Equity                                           (24,049)
                                                                     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,500
                                                                     ==========





                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                         For the Years Ended December 31

                                                                              Inception
                                                                               through
                                                                             December 31,
                                               2001             2000             2001
                                           ------------     ------------     ------------
Revenues                                      $      -         $      -        $      -
Cost of revenues                                     -                -               -
                                           ------------     ------------     ------------
Gross margin                                         -                -               -
General and administrative                      48,749            9,000           63,049
                                           ------------     ------------     ------------
Net loss                                      $ 48,749         $  9,000        $  63,049
                                           ============     ============     ============

Net loss per share:
  Basic and diluted                           $   0.00         $   0.00
                                           ============     ============

Weighted average shares outstanding:
  Basic and diluted                         10,046,575       10,000,000
                                           ============     ============



                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   For the Period from December 31, 1996 (Inception) through December 31, 2001



                                                                                          Deficit
                                                                                        accumulated
                                                Common stock            Additional       during the
                                      -----------------------------        paid         development
                                         Shares           Amount        in capital         stage
                                      ------------     ------------     ----------      -----------
Issuance of common stock
  for services                          1,000,000        $   5,000       $      -        $       -

Net loss                                       -                -               -           (5,000)
                                      ------------     ------------     ----------      -----------

Balance,
  December 31, 1997                     1,000,000            5,000              -           (5,000)

Net loss                                       -                -               -                -
                                      ------------     ------------     ----------      -----------

Balance,
  December 31, 1998                     1,000,000            5,000              -           (5,000)

Change in par value                            -            (4,000)          4,000               -

Net loss                                       -                -               -             (300)
                                      ------------     ------------     ----------      -----------

Balance,
  December 31, 1999                     1,000,000            1,000           4,000          (5,300)

Issuance of common stock
  for services                          9,000,000            9,000              -                -

Net loss                                       -                -               -           (9,000)
                                      ------------     ------------     ----------      -----------

Balance,
  December 31, 2000                    10,000,000           10,000          4,000          (14,300)

Issuance of common stock
  for services                          1,000,000            1,000         24,000                -

Net loss                                       -                -               -          (48,749)
                                      ------------     ------------     ----------      -----------
Balance,
  December 31, 2001                    11,000,000        $  11,000       $ 28,000        $ (63,049)
                                      ============     ============     ==========      ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                         For the Years Ended December 31

                                                                                         Inception
                                                        Years ended December 31,          through
                                                         2001             2000             2001
                                                       ---------       ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(48,749)       $ (9,000)         $(63,049)
Adjustments to reconcile net deficit
  to cash used by operating activities:
Common stock issued for services                         25,000           9,000            39,000
Net change in:
  Prepaid expenses                                        5,000          (7,500)           (2,500)
  Accounts payable                                        1,755              -              2,055
                                                       ---------       ----------        ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                 (16,994)         (7,500)          (24,494)
                                                       ---------       ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in note payable - shareholder                   16,994           7,500            24,494
                                                       ---------       ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES                     16,994           7,500            24,494
                                                       ---------       ----------        ---------

NET INCREASE (DECREASE) IN CASH                              -               -                 -
Cash, beg. of period                                         -               -                 -
                                                       ---------       ----------        ---------
Cash, end of period                                    $     -         $     -           $     -
                                                       =========       ==========        =========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Medstretch, Inc. (Formerly Dynamic Reality, Inc.) (the "Company") is a development stage company in accordance with SFAS No. 7, with no current business operations as of December 31, 2001. The Company was incorporated in the state of Nevada on December 31, 1996 under the name Dynamic Reality Incorporated. On January 29, 2002, the Company changed its name to Medstretch, Inc. The Company is devoted to the study and practice of personal wellness and preventative health care. The Company plans to design, launch and market motivational, interactive wellness products and services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock-Based Compensation

The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.


NOTE 2 - SHAREHOLDERS EQUITY

Common Stock - The initial authorized common stock of the Company consisted of 25,000 shares at no par value. On March 10, 1999 the State of Nevada approved the Company's restated articles of incorporation which increased the authorized shares of common stock from 25,000 common shares to 100,000,000 common shares. The par value was changed from no par to $.001, accordingly common stock was decreased by $4,000 along with a corresponding increase of $4,000 to additional paid in capital.

On March 10, 1999, the Board of Directors announced a two hundred to one split of the Company's common stock. This resulted in the issuance of 995,000 shares of common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

On January 17, 2001, the Company issued 9,000,000 shares of common stock to the Company's president, Cindy Roach, in payment for services rendered as a consultant in the preparation of the Company's business plan.

On December 14, 2001, the Board of directors authorized the Company to issue 1,000,000 shares of common stock to a consultant for services performed. The common shares were valued at $25,000 and were issued in January 2002.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.


NOTE 4 - NOTE PAYABLE - SHAREHOLDER

The Company has an unsecured promissory note of $24,094 with a shareholder. The note bears interest at 8%. The promissory note and interest are payable at December 31, 2002.


NOTE 5 - EMPLOYEE STOCK PLANS

In December 2001, the Company adopted the 2001 Equity Performance Plan ("Plan") for its directors, officers, consultants and employees. Options issued will generally be granted at the fair market value of the common stock at the date of grant. The Company has reserved 3,000,000 shares of common stock under the plan. At January 18, 2002 no awards have been granted under this plan.


NOTE 6 - SUBSEQUENT EVENT

In January, 2002 the Company issued 1,000,000 shares of common stock for $25,000 cash to an independent party for a commitment dated December 17, 2001. As of January 18, 2002, there are 12,000,000 shares of common stock issued and outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 11, 2001 we filed a Form 8-K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of December 6, 2001. The following information was filed in that current report:


         (a)      Previous independent accountants
                  --------------------------------

                  (i) On December 6, 2001, Simon Krowitz Bolin & Associates, P.A., the independent accountants of Medstretch Inc. (formerly Dynamic Reality, Inc.) ("Registrant"), resigned.

                  (ii) The report of Simon Krowitz Bolin & Associates, P.A. on the 2000 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion.

                  (iii) The Registrant's Board of Directors participated in and approved the decision to change independent accountants on December 6, 2001.

                  (iv) In connection with its audit for the most recent fiscal year and review of unaudited financial statements through December 6, 2001, there have been no disagreements with Simon Krowitz Bolin & Associates, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Simon Krowitz Bolin & Associates, P.A. would have caused them to make reference thereto in their report on the financial statements.

                  (v) During the most recent fiscal year and through December 6, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

                  (vi) The Registrant requested that Simon Krowitz Bolin & Associates, P.A. furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

         (b)      New independent accountants

         The Registrant engaged Malone & Bailey, PLLC as its new independent accountants as of December 6, 2001. During the two most recent fiscal years and through December 6, 2001, the Registrant has not consulted with Malone & Bailey, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in
Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth information concerning the director and executive officer of Medstretch Inc. and her age and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.


         NAME                   AGE                     POSITION
         ----                   ---                     --------

Dr. Kimberly Partridge           33          Chairman, President, Treasurer and
                                             Secretary


         Dr. Kimberly Partridge, a Doctor of Chiropractic, is the president, treasurer, secretary and sole director of Medstretch. Dr. Partridge graduated from the University of Toronto in 1992 with a Bachelor of Honors in Science. In 1996, Dr. Partridge graduated from the Canadian Memorial Chiropractic College with a Doctor of Chiropractic Degree, and began her professional Chiropractic career with a two-year tenure at Ceder Brae Heights Chiropractic Clinic. In 1998, Dr. Partridge opened her own private practice, known as the Yonge Sheppard Chiropractic Wellness Center. Dr. Partridge's commitment is to chiropractic health and personal wellness. Her clinic also offers the services of registered massage therapists and a Doctor of Naturopathic Health.


ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any cash compensation or other benefits to our executive officers since our inception. Cash compensation amounts will be determined in the future based on the services to be rendered and time devoted to our business and the availability of funds. Other elements of compensation, if any, will be determined at that time or at other times in the future.

         Ms. Cindy Roach, our president, secretary and sole director until December 14, 2001, did not receive any cash compensation for her services. On January 17, 2001 Ms. Roach was issued 9,000,000 shares of common stock in payment of her services as a consultant in preparation of the company business plan and a charge of $9,000 was expensed. Ms. Roach's transferred to Dr. Kimberly Partridge at the time of Dr. Partridge becoming the president, treasurer, secretary and a director of the company, 8,000,000 shares of the 9,000,000 shares of common stock that she owned personally. Ms. Roach believed that this transfer of shares could possibly increase the value of her remaining holdings by proceeding with the current business plan being implemented by Dr. Partridge. Ms. Roach received no consideration for the transfer of her shares.

         Until we have sufficient capital or revenues, Dr. Partridge will not be provided cash remuneration. At such time as we are able to provide a regular salary, it is our intention that Dr. Partridge will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on her then level of time devoted to Medstretch and the scope of her responsibilities. Until we enter into an employment agreement, we may use shares of common stock to compensate Dr. Partridge. In addition, we may use common stock to compensate others for services to Medstretch.


COMPENSATION OF DIRECTORS

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.


OTHER COMPENSATION ARRANGEMENTS

         On December 14, 2001, the Board of Directors and a majority stockholder by written consent adopted an equity-based compensation plan known as the "2001 Equity Performance Plan". The plan provides for up to 3,000,000 shares of common stock to be available for issuance to directors, officers, consultants and others as permitted under the plan. Shares issued under the plan will be deemed to be duly authorized, fully paid and non-assessable shares of common stock. To date, no awards have been granted under the plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 11, 2002, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.



                                              NUMBER OF            PERCENTAGE
                                               SHARES                  OF
   NAME OF PERSON OR GROUP                     OWNED *              OWNERSHIP
  -------------------------                   ---------            ----------

Dr. Kimberly Partridge (1) **                 8,000,000              66.67%
Cindy Roach (2)                               1,000,000               8.33%
Mitchell Geisler (3)                          1,000,000               8.33%
Dungavel, Inc. (4)                            1,000,000               8.33%


All executive officers and
Directors as a group (one person)             8,000,000              66.67%



--------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

** Dr. Kimberly Partridge is the company's president, treasurer, secretary and sole director.

         (1) Dr. Kimberly Partridge's business address is 4920A Yonge Street, Toronto, Ontario M2N 5N5 Canada. Dr. Partridge's spouse is Mr. Mitchell Geisler. She disclaims beneficial ownership of the 1,000,000 shares owned by Mr. Geisler.

         (2) Cindy Roach's business address is 60 Waverly Road, Toronto, Ontario M4L 3T1 Canada.

         (3) Mitchell Geisler's business address is 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. Mr. Geisler's spouse is Dr. Partridge. He disclaims beneficial ownership of the 8,000,000 shares owned by Dr. Partridge.

         (4) Dungavel, Inc.'s business address is British Colonial Centre of Commerce, 1 Bay St. Third Floor, P. O. Box N-7115, Nassau, Bahamas. The control person of Dungavel is Boris Stein.

There are currently no outstanding options or warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 2001, the company issued 9,000,000 shares of its common stock to the company's former president and director, Ms. Cindy Roach, for drafting our prior Internet retail business plan. Ms. Roach transferred to Dr. Kimberly Partridge 8,000,000 shares of the 9,000,000 shares of common stock that she owned. Ms. Roach received no consideration for the transfer of shares.

         In January 2002, Mr. Mitchell Geisler, the spouse of current president, Dr. Kimberly Partridge received 1,000,000 shares of our common stock for consulting services rendered in connection with the preparation of the company's current business plan. These services were valued at $25,000 or $0.025 per share and a non-cash charge was included in the financial statements presented elsewhere herein.

         During the fiscal year ended December 31, 2001, ZDG Investments Limited, a current shareholder, loaned Medstretch $24,100 to fund our operating expenses. This unsecured promissory note bears interest at 8%. The promissory note and interest are payable at December 31, 2002.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

 Exhibit
 Number                           Name of Exhibit
 -------                          ---------------

  3.01              Amendment to Articles of  Incorporation  of Dynamic Reality,
                    Inc. (1)

  4.01              2001 Equity Performance Plan (1)

 16.01              Letter on Change in Certifying Accountant (2)

-------------------------------

         (1) Incorporated by reference from Form SB-2, as amended, filed on March 8, 2002. SEC file number 333-76226.
         (2) Incorporated by reference from Form 8-K filed on December 11, 2001. SEC file number 000-32517.

b.  Reports on Form 8-K

         On December 11, 2001 we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        (Registrant)  MEDSTRETCH INC.

                                  By  /s/ Dr. Kimberly Partridge
                                      --------------------------
                                      Dr. Kimberly Partridge, President,
                                      Treasurer, Secretary, & Director

                                Date  March 15, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signature                       Title                      Date
          ---------                       -----                      ----

  /s/ Dr. Kimberly Partridge       President, Treasurer,        March 15, 2002
 ---------------------------       Secretary, & Director
      Dr. Kimberly Partridge

Table of Exhibits

There are no Exhibits attached to this document.