Form 10KSB/A
period 2001-12-31
MEDSTRETCH INC
filed 2002-05-13
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-32517

                                 MEDSTRETCH INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
               (Exact name of registrant as specified in charter)

              NEVADA                                    91-1997729
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

 4920A YONGE STREET, TORONTO, ONTARIO, CANADA              M2N 5N5
 --------------------------------------------             ----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (416) 540-3234
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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of May 10, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2002, the Company had outstanding 12,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

        ITEM NUMBER AND CAPTION                                     PAGE
        -----------------------                                     ----

 PART I

   ITEM 1.   DESCRIPTION OF BUSINESS                                  4
   ITEM 2.   DESCRIPTION OF PROPERTY                                  9
   ITEM 3.   LEGAL PROCEEDINGS                                        9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                        10

 PART II

   ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                             10
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION                12
   ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             17
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                  26

 PART III

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                     26
  ITEM 10.   EXECUTIVE COMPENSATION                                  27
  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                   28
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          29
  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                        29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

General

         Medstretch is in the development stage. The business plan adopted this fiscal year is to develop a computer software program that will address certain musculoskeletal health issues arising from extended hours at computer work stations. There is growing realization that the longer and longer use and the more pervasive use of computers in daily life is resulting in an increasing number of physical musculoskeletal ailments.

         The proposed Medstretch product will encourage and guide participants through two, pre-scheduled five minute "health breaks" each work day. These will be in addition to any other breaks that participants may take. The programmed interruptions and the proposed exercises are intended to help prevent health issues developing in participants that arise from repetitive tasks, poor work habits and work environment stress or are intended to help alleviate health issues in persons with identified problems.

         Medstretch does not have any funding to commence development of its proposed software product or conduct any other developmental operations at this time. Its proposed products and services are solely in the conceptual stage.


Corporate background

         Medstretch was incorporated in the State of Nevada on December 31, 1996, under the name Dynamic Reality, Inc. On February 7, 2002, the name was changed to Medstretch, Inc. to better reflect the business orientation of the company.

         From incorporation to late 2000, the company had no business operations. Then, from December 2000 to November 2001, under prior management, the business plan of the company was to create an Internet based, retail marketing and consumer information portal to provide consumers with a wide range of electronic consumer products. The company was unable to adequately fund that business plan because of the decline in interest for Internet based marketing during 2001, and the recession that was experienced at the same time; consequently that business plan was abandoned.

         In November 2001, there was a change of control of the company in which Dr. Kimberly Partridge, Doctor of Chiropractic, acquired a majority stake in the outstanding common stock of the company and became the sole director and officer.


The Medstretch opportunity

         As computers are used more extensively in the workplace and at home and sessions in front of them lengthen, there has been an increase in the musculoskeletal disorders of the users. The complaints include carpal tunnel syndrome, neck pain, back pain, sciatica, TMJ and headaches, among other things. The medical and chiropractic professions are realizing that the growing number of complaints is the result of the long hours persons spend before a computer for work and recreational uses or sitting at a desk at the office or in the home and the growing number of computer users throughout the population.

         More now than before, there is greater recognition that preventive measures should be taken to address workplace related health issues before they develop or become significant health concerns. Uniquely, in the area of office environment injury, many of the complaints can be prevented or reduced in severity with proper attention to exercise, ergonometrics, and rest-breaks. After a musculoskeletal disorder is diagnosed and medical treatment initiated in the normal course with doctors and therapists, there should be regular exercise and therapy opportunities so that wellness can be restored.

         There is a variety of available literature discussing the value of enforcing breaks on employees who use computers and encouraging them to engage in a variety of exercises as a means to address musculoskeletal issues. The following articles support the Medstretch business proposition but none of the data or results discussed has been independently verified by Medstretch:

     o The United States Department of Labor released a study on March 28, 2001 entitled "Lost-work-time Injuries and Illnesses: Characteristics and Resulting Time Away from Work, 1999" available at http://www.bls.gov/news.release/osh2.nrO.htm. This report gathered data
         --------------------------------------------
         from a large number of companies. The companies experienced about 582,000 reported musculoskeletal disorders which accounted for more than one out of three of the injuries and illnesses involving recuperation and absence from work. Among the major disabling injuries and illnesses, days away from work were highest for carpal tunnel syndrome with a median of 27 days of work missed. In addition, repetitive motion, such as typing or mousing, resulted in the longest absences from work with a median of 17 days. This study, among others, demonstrates that these types of ailments exist in the workplace.

     o The National Institute for Occupational Safety and Health, Taft Laboratories, Cincinnati, Ohio with Galinsy TL, Swanson NG, Sauter SL, Hurrell JJ, Schliefer LM reported on a field study of supplementary rest breaks for data-entry operations in May 2000. This study may be found at www.cdc.gov. This study examined the effects of supplementary
                  -----------
         rest breaks on musculoskeletal discomfort, eyestrain, mood, and performance in data-entry workers. Two rest breaks schedules were compared in a within-subjects design. Workers alternated between a conventional and a supplementary schedule in four-week intervals. The conventional schedule contained a 15-minute break during the first half of the work shift and a 15-minute break during the second half of the shift. The supplementary schedule contained the same two 15-minute breaks and a 5-minute break during each hour which otherwise did not contain a break for a total of 20 extra minutes of break time. Results were based on 42 workers. They indicated that discomfort in several areas of the body and eyestrain were significantly lower under the supplementary schedule compared to the conventional schedule. While there were increases in health issues from pre- to post-work periods under both schedules, the magnitude of the increases were significantly less under the supplementary schedule. In addition, the increases in discomfort of the right forearm, wrist and hand over the course of the work week under the conventional schedule were eliminated under the supplementary schedule. It was reported that these beneficial effects were obtained without reductions in data-entry performance.

     o In an Norwegian study published in November 1997 entitled "Musculoskeletal Problems and Physical Activity: Results from a Long-Term Study," and available from PubMed (Index No. 9441472), a group of 42 employees with various shoulder, neck and back problems took part in a program of daily relaxation exercises at work combined with training at home. The conclusion was that for employees with musculoskeletal ailments, the combination of relaxation exercises and physical training with professional instruction and follow-up significantly reduced absenteeism from 11.2 days per year to 0.2 days per year. Where the relaxation and exercise program was continued, a 30 month follow up study showed that absenteeism remained at the reduced rate.

         Dr. Partridge's experience in her chiropractic practice supports many of the suggestions and conclusions found in the literature on the topic. Many of her clients are office workers and come to her with complaints related to neck pain, headaches, back pain, sciatica, carpal tunnel syndrome, TMJ and other ailments. She believes the source of the health issues is most frequently working in front of a computer for long hours. Her experience finds that breaks during the work day during which exercises are performed improves the health issue causing the complaint.

         Dr. Partridge's goal through the proposed Medstretch software product is to improve worker health and reduce employee absenteeism. She believes that a regularly followed program of stretching and frequent short or mini-breaks during the day will aid in the prevention of many of the pain complaints from the physical and emotional stresses placed on the human body in the modern work environment. In addition, where there can be early diagnosis of these health issues, recovery may be much faster and more complete and less intrusive for the employer. Finally, a program of exercise and breaks will facilitate recovery where the ailment is diagnosed or already severe.

         The Medstretch solution is to devise a software program that will require additional, scheduled mini-breaks for workers during which they will be encouraged to undertake a series of demonstrated exercises to promote musculoskeletal health. There may also be the opportunity for the worker to record the exercises performed and consider health issues by self examination and awareness. The concept is that the proposed Medstretch software program will be installed on each user workstations whereby the user is requested to participate in two pre-scheduled health breaks each day. The proposed software would lead the user/participant through a series of easy exercises that will be intended to relieve musculoskeletal stress and strain and improve circulation. After the break, there will be an opportunity to log exercises and answer health related questions. The hope is that corporations which use the proposed software will achieve the benefits of reduced absences from work for those types of preventable disorders and improve productivity and the workers will be healthier.


Business objectives

         The first objective of Medstretch is to develop a software program that will schedule breaks in the workday for persons using computers during which the individual will be encouraged to do exercises oriented towards specific health issues.

         If Medstretch is successful in developing the first software product and is able to commence marketing it, the company will contemplate developing additional software products that address specific requirements of the worker. These would be software programs that allow for customization to suit specific schedules or exercise needs. Currently, Medstretch will need additional capital for these further concepts, and such proposals will be dependant on the successful development and marketing of the first software product. Medstretch does not believe that the proceeds of this offering will enable it to pursue any of these additional software products.

         It is also the business objective that in conjunction with the software products, the company will offer various consulting opportunities. These offerings will only be considered if Medstretch commercially markets its first product and would probably not be available until six-months to a year after the first market launch. These possible consulting services would include:

         o Lectures to management on the advantages of wellness training for workers;

         o Development of stretch and exercise programs for use in specific workplaces which may be included in customizable software or supplemental to company software products;

         o      Creation  of  early   disorder   identification   programs   for
                management and workers;

         o Seminars for management and workers to educate them on the need for wellness awareness; and

         o      Demonstrations of stretch and exercise programs.


Software research and development

         The initial software product will include two, daily, pre-scheduled, five-minute breaks. The software will be designed to focus on a series of easy to perform exercises which will offer health benefits that should help avoid musculoskeletal injuries, increase blood flow, and generally energize the worker. The program will have animated or other forms of characters that are intended to motivate and guide the participant through practical and effective exercises during the breaks. There may be interactive elements to the program to record the level of participation in the suggested exercises and consider personal wellness. This data could be used to track the frequency and extent that workers participate in the suggested exercises and some aspects of their health depending on how the data is captured and deployed.

         The initial software product will be oriented to the larger corporate user and government or agency user. A more general retail product only will be developed if there is success at the larger user level. The reason for this is that management believes that if it is successful in creating the software, it will be easier to find meaningful beta testers among these potential users. It also believes that initial sales in this market will be easier and less expensive to generate than at the retail level even though the lead time to a completed sale may be longer than with smaller enterprises.

         The proposed schedule of initial software development will commence after sufficient funds are raised in this offering to satisfy the research and development of the first software product. The schedule may be somewhat faster if Medstretch is able to raise the full amount of capital in this offering.

         The initial phase of the business plan will be to further research and validate current beliefs as to the nature and frequency of the breaks that workers should experience during the work day. This will included investigations to determine integration of new breaks into existing schedule structures such as current permitted breaks and lunch time. Research will also be performed into the type of standard exercises that should be performed during the breaks and those that will be most readily understood and followed by the average worker.

         After the aforementioned research is conducted, development of the proposed software will be commenced. It is managements' intention that Medstretch will engage outside programming firms to write the program to its specifications. This may entail hiring at least one full- or part-time person for Medstretch so as to oversee the process of defining the parameters of the software and working with programmers to achieve the desired product. Management believes that there are many firms available in the Toronto area, as well as elsewhere, to write software programs of the nature it seeks.

         Beta testing will be made in as many locations as Medstretch is able to engage. Beta testing is expected to take between six to twelve months and will be conducted in the Toronto area. Management will seek beta testers either by offering the software on a limited basis at no cost or on a reduced cost basis for greater numbers of users. As part of the beta testing, Medstretch will have to engage sufficient chiropractic personnel and other interviewers to evaluate the test subjects before, during and after the test period. Management believes these persons are readily available in the Toronto area. The test period for any participant group in the beta test is expected to be 12 weeks. Management believes that this is sufficient time for it to evaluate whether or not there are discernable benefits from the software. Installation of the software will be undertaken by the beta participant's information services department in conjunction with Medstretch personnel when necessary. These persons will have to be hired in the future, but management believes they are readily available in the Toronto marketplace. Management expects that the software to be developed will be designed so that it will not have to provide extensive installation or installation support.


Marketing

         Marketing will begin after completion of beta testing and product adjustments to reflect the results of the beta experience. If it is determined from the beta testing that there are minimal benefits derived from the product, management may decide to abandon the business objective.

         Assuming that a viable commercial product is developed, the target market will be the mid-sized and larger-sized corporations and government and its agencies. The initial geographic market will be in the Toronto area since that is were the office and development facilities are expected to remain. These kinds of users have been selected because management believes that the proposed product will capture the attention of businesses and agencies that have human resource departments that are concerned about absenteeism, productivity and the financial cost of worker illness. Since the software is intended to promote preventive health care and personal wellness leading to better attendance and improved productivity through healthier and more relaxed workers, management believes that these entities will be more receptive to the proposed product.

         To some extent, management believes that a portion of this initial market will also have been introduced to the product through the beta testing phase of development.

         In addition to marketing to the end user, Medstretch will also seek partnering relationships with insurance companies and insurance brokers. Management believes that these entities might be interested in a product that could promote health and early detection as workers are more aware of musculoskeletal health issues resulting from the workplace.

         Currently management anticipates that market contact approaches will be made by direct calls, referrals and limited advertising. Management intends to get the attention of the purchaser/employer and the user/employee. Management believes it is important to understand our potential audience in order to successfully meet their needs and expectations. Employers must identify with the value that promotion of preventative health care and personal wellness products and services can deliver to employees, and subsequently, to the company's bottom line. Employees must be offered easy to understand information and non-intrusive, motivational tools that are useful and effective in promoting their wellness.

         The marketing plans beyond the initial phase will require additional capital funds. Medstretch does not have any source of those funds or commitments for those funds. Also, Medstretch will have to hire marketing persons or entities for implementation of the marketing program. Even though many of the marketing proposals mentioned above have been successfully used in the past by different service providers, there is no assurance that Medstretch will be able to use them successfully to create the client base we seek. Moreover, because the consumer is increasingly sophisticated and exposed to a multitude of marketing programs, Medstretch will have to constantly appraise our strategies and seek ways to change and improve them so as to remain in their attention and competitive.


Revenue sources and pricing

         Because the price of an additional item of software is always an important issue in its success, we have considered various user cost structures. These are in the preliminary stages of consideration since Medstretch does not yet have any products to sell, has not done any market research on this point, and has not effected any beta testing. Moreover, because of the expected time of development and related costs and the reactions by beta testers, the current pricing concepts may have to change. Based on the current business plan and expectations as to expenses, time to market and the anticipated reception of the product, we intend to price our initial product offered to the business and government entity as follows:

         o The acquisition of the right to use the software product to be developed, the installation and set-up for up to 10 computer terminal will be approximately $4,000;

         o Each additional license, up to 100 in total, will be at approximately $50 per computer terminal; and

         o After initial installation, there will be an annual license fee of approximately $25 per computer terminal.

         Medstretch will consider discounts depending on the number of terminals being licensed in excess of these numbers. In addition, the company may have to offer various support and maintenance agreements, neither of which have been determined by Medstretch at this time. Consumer pricing will be considered at the time that a consumer version, if any, is being developed and an assessment of the cost of development and marketing.

         In addition to licensing the proposed software products, Medstretch anticipates that it will provide consulting services. These may include professional seminars and workshops. These are anticipated to cover topics relevant to the proposed software, such as general health care, identification of musculoskeletal issues, staying in shape, exercises for the workplace, lifestyle management, healthy eating and workplace ergonomics. These will be offered in different pricing structures based on hourly rates and flat fees. Management anticipates that these kinds of services will be available approximately six months after the sales of the initial software product are initiated.


Competition

         Currently, on the market, there are several similarly appearing products to what the Medstretch proposed software will be. These products, however, are somewhat different in the objectives of the Medstretch product and are offered to a different market. The current products in the market are generally designed for the consumer market and generally only offer a reminder interruption to the user. Some of the products pause the screen for varying lengths of time, and some remind the user to take a short break, check posture, check computer set up, and/or provide a log as to how much a user has typed or "moused" during a given day or timeframe. Management is not aware that any of these products suggest exercises or offer pictorial demonstrations of exercise or provide for recordation of the exercises undertaken by the user. There are a variety of similar software programs that may be downloaded from the Internet, for a nominal fee, or that come with some ergonometric peripheral computer products. Most of these current products are not intended to be anything more than a reminder. Also, these reminders are often easily ignored interruptions so they do not really instill much attention or use.

         Medstretch intends to compete with these products by offering something that is less easily ignored and more demonstrative of what the computer user should do to maintain or achieve workplace wellness. Our ability to compete will depend on the level of quality and service we provide through the product and to the users as well as the perception by the corporate purchaser and user that there is improvement in absenteeism, wellness and morale. There can be no assurance that Medstretch will be able to accomplish its business objectives or compete on a profitable basis within its target market.


ITEM 2. DESCRIPTION OF PROPERTY

         The offices of Medstretch are located at 4920A Yonge Street, Toronto, Ontario, Canada M2N 5N5. The telephone number is 416-540-3234.

         We are entitled to use office space otherwise provided to our executive officer pursuant to an oral agreement. In addition, we are provided office services as may be required. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs in the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.

         Once we have a software product to either beta test or offer for sale, we may become subject to product liability and medical malpractice claims. We do not have any insurance against these types of claims at this time, and we will consider it in the future. We believe that such insurance is very expensive and not necessarily readily available. Without insurance, management may decide to limit the company's operations. Even with insurance, we may suffer direct losses for these types of claims. In connection with our products, we may also have to indemnify purchasers for damages resulting from the use of our products. If we experience an uninsured or an inadequately insured event, we may not have the ability to pay and may have to terminate our business or seek protection in the courts. In either of these events, investors at such time will lose their investment or at least be materially adversely affected

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

         On March 8, 2002, we filed a Form SB-2, as amended, with the Securities and Exchange Commission to register up to 10,000,000 shares of Medstretch common stock for sale in the public market. We anticipate this being declared effective on May 14, 2002. These will be newly issued shares. In addition, we are registering for sale 4,000,000 shares of common stock held by current shareholders. We will not receive any of the proceeds from the sales of stock by these shareholders. The shares will be sold at $0.05 per share. Those offered by Medstretch will be sold by an officer of Medstretch, on a self-underwritten, best efforts basis. The per-share price was determined by the management of Medstretch. It may bear no relationship to the price at which the shares will trade upon completion of the offering. It also is not indicative of the future market performance of the common stock.

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


RECENT SALES OF UNREGISTERED SECURITIES

         On January 17, 2001, we issued 9,000,000 shares of common stock to Ms. Cindy Roach, the prior president of the company, in payment of her services as a consultant in the preparation of our prior business plan. We expensed $9,000 for these services. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Ms. Roach is a sophisticated investor. Ms. Roach was a director or has been an employee/consultant and is or has been a stockholder of several public and private companies, some of which operate in the area of internet marketing.

         On December 14, 2001, the Board of Directors approved a resolution to issue 1,000,000 shares of common stock to Mr. Mitchell Geisler for developing the current business plan for the company and for future business consulting services. These services were valued at $25,000 or $0.025 per share and a non-cash charge for this amount is included in the retained deficit.

         On December 14, 2001 the Board of Directors approved the issuance of 1,000,000 shares to Dungavel, Inc. for $25,000 in cash for operating expenses.

         The offerings approved on December 14, 2001 were made pursuant to Regulation S. The offer and sale of the securities sold under Regulation S was made in compliance with Rule 903, Category 3. The offering was made in an offshore transaction, to a non-United States person, with no directed selling efforts made in the United States by the issuer (no other person was involved in the offering) and the shares of common stock were issued subject to a contract that prohibits the recipient from selling the shares unless in compliance with an appropriate exemption under the United States securities laws. Moreover, the certificate representing the shares of common stock bears a restrictive legend indicating that a transfer of the shares may only be made in compliance with the United States securities laws.

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


Liquidity and Capital Resources:

         Medstretch had no working capital as of December 31, 2001. Medstretch is dependent on raising capital to fund the business plan of developing and commencing marketing of the proposed software product.

         Medstretch has obtained and anticipates obtaining funds to meet its day-to-day accounting, legal and reporting obligations from some of its shareholders or management. These persons have indicated that they will consider funding the basic day-to-day operating needs of Medstretch over the next 24 months if the company is unable to raise capital from other sources. None of these persons is legally obligated to fund Medstretch at any time or in any amount. The funding that they have agreed to consider would be solely for the purpose of paying office expenses, legal and accounting fees incurred for maintaining a public reporting company and other compliance matters. It is not anticipated that management will fund any of the implementation of the business plan.

         If Medstretch only is able to raise investment capital in amounts that are less than sufficient to implement the proposed business plan, any funds raised will be used for day to day operating expenses. Annual reporting, accounting and legal expenses of the company while it is not operating a business are expected to be about $25,000 per year. Management has not developed any contingency plan in the event it does not raise sufficient capital.

         As of December 31, 2001, Medstretch had no cash, and the only asset were prepaid expenses. The total liabilities were $26,500, which includes $2,000 in accounts payable and the $24,500 due under the note to a shareholder.

         On December 14, 2001, Medstretch committed to sell 1,000,000 shares of common stock at $0.025 per share to Dungavel, Inc., a non-affiliated company. These shares were purchased as an investment by Dungavel, and are restricted under the securities laws of the United States. The shares were issued in January 2002 against payment of $25,000. The funds received will be used to fund the short term operating obligations of Medstretch. These funds are believed to be sufficient to cover operating expenses until the first receipt of the offering proceeds. If and when these funds are use up, management will have to find another source of funds, provide funds itself or curtail operations.

         ZDG Investments Limited, a shareholder, loaned funds to the company for the purpose of funding day to day obligations. The amount was initially loaned on December 20, 2001 and as of December 31, 2001 the amount due, including interest, was $24,094. The loan bears interest at 8% per year, and the principal and interest is due December 31, 2002, provided that the note is due earlier, in full, if and when the company begins implementation of its business plan and it has sufficient funds to repay the loan and pursue the plan. It is agreed between the parties that the loan will not be paid out of the proceeds of this offering. ZDG Investments Limited is an unaffiliated party to Medstretch and its officers and directors.


Plan of Operations

         Medstretch proposes to develop a software product that will cause a user to take two mini-breaks during the workday in addition to any other breaks that may be taken, and during these two periods, the user will be shown certain exercises that they are encouraged to follow. The purpose of the software product is to promote musculoskeletal wellness in persons working in front of a computer for long periods.

         At this time the proposed Medstretch product is conceptual. This offering is being made to raise capital for implementation of the business plan that will complete the research, software development, beta testing and initial marketing. Medstretch is dependant on this offering to implement this business plan.

         It is expected that Medstretch will take up to about 20 months to implement those aspects of the business plan so as to be in a position to first commercially offer a software product.

         Although Dr. Partridge, over the prior several years, has accumulated data and formulated the basic concepts of the proposed software product that Medstretch intends to develop as a result of her practicing as a doctor of chiropractic and participation in the field, there must be finalization of the ideas and verification of the nature and length of the mini-breaks and the kinds of exercises that will be available on the proposed software as well as the initial determinations about the product presentation. Dr. Partridge plans to wait until Medstretch has raised capital of approximately $75,000 so there is some financial assurance of the longer term business development of the company being achieved, and there is greater justification for her expending more time and effort in pursuing the Medstretch business proposition and reducing her time deployed in other activities. It is anticipated that this research finalization and initial product definition phase will take up to two months to complete after the receipt of sufficient funds as indicated above. Medstretch does not believe that this phase will incur any notable expenses.

         Once  the  basics  of  the  proposed   software  product  are  defined,
Medstretch will seek to hire an independent software development firm. In addition, if it appears necessary, Medstretch may hire a full- or part-time person to oversee the development of the proposed software and act as a liaison between Medstretch and the software developer. It is expected that this process will take about one to two months. Medstretch anticipates having the development undertaken in the Toronto area because it believes there are adequate human resources available at highly competitive prices, especially compared to costs in the United States. This phase will require minimal expense by the company, unless it has to hire personnel. Personnel costs, if incurred would be between $8,000 and $15,000. Most of the other costs of this phase will be related to hiring legal counsel to negotiate and draft the necessary agreements.

         When a development firm is selected, there will be a process undertaken to define the specifics of the proposed software product within a budget based on available funds at that time. This will be required for the engagement of the development firm and will be part of the contract negotiations. Because the delivery schedule and the broad outlines of the development schedule are typically part of the contract of engagement, the further definition of the product after entering into a contract will be refinements oriented towards the presentation of the graphics, options available to the user, and the look and feel of the overall software product and its packaging and labeling. As part of the software development phase, the animation, if any, or graphics will have to be developed, which will be characters used to demonstrate exercises. At this time Medstretch anticipates using the selected development firm to handle this requirement. If they are not able, Medstretch will have to engage a computer graphics - design firm to devise such animation or graphics. In either case Medstretch will rely on such firms to devise something compatible with its vision of the product that does not infringe on the copyrights of any other person. The software product will be written to be compatible with Windows 98, 2000 and NT. Medstretch is also exploring the feasibility of developing a version compatible with Macintosh. The technical aspects of this investigation will be part of the obligation of the selected software development firm, while the company will determine if it is likely to be a version representing potential demand. Medstretch does not anticipate that the writing of the proposed software will be particularly difficult, so it is anticipated that the schedule of deliveries, reviews and testing will be fairly tight. Also, management believes that there are readily available persons to work on its proposed software. At the beginning of this phase the objectives of the proposed software will be basically crystallized, subject to modifications that are required or desired as a result of the actual writing and testing of the proposed software: thus, it is expected that this phase will take about one month. Thereafter, the proposed software will be created. It is anticipated that the software writing phase and internal testing by Medstretch and development firm will take about two to four months.

         Another aspect of the software will be data capture. During the development stage and software writing, there will be evaluation of how user response will be maintained and how it might be used. Medstretch may decide this will be locally stored, and not otherwise available, or whether it will be available for use by the employer and Medstretch. As a result, the software may have to have data capture aspects which can be server linked using commercially available software or web based. Either characteristic will require certain capabilities of the system and computer on which it will be installed, so there may be additional development and installation costs that will affect marketing and the overall pricing of the proposed product.

         The cost of development is expected to be in the $15,000 to $100,000 range. The amount that will be spent will depend on the amount of capital the company has available.. Payments under development agreements will have to be made on a periodic basis, with an up front deposit, typically 10 - 15% of the full contract amount, and progress payments at major milestones such as delivery points of the software for testing by Medstretch. Final payment, usually representing the largest single payment under a development contract, will only have to be made at the time of final delivery and acceptance by Medstretch of the proposed software.

         If Medstretch has only the minimum funds available to it, its product development plans will be modified to reflect the capital allocation. Management believes that there can be savings from changing the look and feel of the product which will not necessarily affect its efficacy. For example, to save expenses, the complexity of animation or graphics used to demonstrate the exercises can be reduced, the number of options available in the program can be limited and the overall presentation made more basic. Also, the amount of data capture and how captured data is transmitted, if at all, can be changed or eliminated which would have a significant impact on development costs. Undoubtedly, the appearance of the product and the way it operates will affect the marketing and the products reception among users. This is because computer users are becoming increasingly sophisticated through their daily experience and their expectations are consistently more demanding. Despite this, however, the basic purpose and methodology of the proposed program does not depend on special effects or highly sophisticated presentations. Therefore, as long as the message can be conveyed that the product will help achieve musculoskeletal wellness, and workers are made aware of the problems that can be forestalled or improved, management believes that the product will still be acceptable in the market even with a more fundamental "look and feel."

         After the proposed software product is finished by the development firm, Medstretch will launch beta testing. This phase is expected to take about six to 12 months. The time will depend on how long each beta test will be performed and the number of tests conducted. During the testing, Medstretch will have to evaluate the participants to see if the mini-breaks and exercises are functional for the purpose. This will require regular participant evaluations and responses. Because many of aspects of wellness are subjective to the individual, an important part of the testing will be interviews with and questionnaires obtained from the participants. Medstretch will expect to hire various persons in the chiropractic field and interviewers to gather the data that will validate the product. In addition, Medstretch will seek absenteeism data from the corporate employers participating in the testing. Beta testing is expected to produce some revenues to the extent the beta testers are charged for participation. In spite of any revenue from this phase, which cannot be assured since beta testing may have to be offered for free, the overall cost of this phase is anticipated to be in a range from $5,000 to $60,000 depending on the amount of capital the company has availble, the number of beta sites and the use of hired interviewers and chiropractic persons.

         During the beta testing phase, license agreements, packaging designs and production of the proposed product will be undertaken. Medstretch will hire its attorneys to draft suitable, standard licensing agreements in the manner of "shrink wrap" agreements commonly deployed in the computer software industry. Packaging can be as simple and inexpensive as the financial resources and marketing concerns dictate. Labels can be printed, stickon labels or printed directly on the CD, containers can be paper or cardboard envelops or plastic jewel cases with or without graphics. Other than simple installation instructions, user manuals are not expected to be necessary because most instructions will be included on the software. Production is the method of presentation of the software: management believes it will only offer CD's which can be burned by the development firm or in-house. Because software licenses are fairly standard it is not expected that legal fees will be significant and many of the packaging decisions can be made with reference to actual financial resources available. Since the initial target audience for marketing is the corporate entity, management does not think packaging and production has to be as lavish as it might have to be more eyecatching and dramatic for a consumer launch. Therefore, the expenses for licensing, packaging and production are not expected to be significant expenses to the company.

         Marketing will commence after beta testing. It is anticipated that additional marketing persons will have to be hired at that time. Marketing may also be conducted through independent marketing companies, engaged on a fee or commission basis. Marketing strategy will be considered as beta testing is conducted, and decisions about marketing will be made based in part on the responses to the proposed product during testing. If beta testing is unsuccessful, management may decide not to pursue the business plan any longer. The cost of marketing will be highly variable because it can be limited or as broad as management decides given the resources. Currently, Medstretch believes it will need at least $10,000 to commence marketing.

         Medstretch has not begun to collect any data on possible vendors or service providers, beta testers or marketing firms. Medstretch does not have any arrangements or agreements in respect of any phase of its business operations for development of its proposed software.

         Medstretch will need to acquire computer equipment as soon as possible so that it may work on the proposed software product. These items are readily available at commercial computer outlets. The cost of this equipment is anticipated to be $7,000.

         Medstretch has been funded by loans from and the sale of securities to certain of its shareholders. The funds obtained have only been sufficient to cover the costs of professional accounting and legal services and the cost of SEC and other legal compliance. It is expected that funds will be available from management to continue to provide some funds for these purposes in the future. None of these sources are intending to provide funding for product development. There is no legally binding commitment of management to continue to fund the maintenance of the company. Current cash on hand will cover anticipated costs for approximately nine months from the date of this prospectus.

         No assurance can be given that Medstretch will be successful in implementing any phase or all phases of the proposed business plan. Implementation depends on many factors, including, among other things, having enough funds when needed for each phase, developing a product that does what it purports to do, achieving market acceptance after development and testing, effective marketing, and developing a competent and sufficient management and staff team.

         If management is unable to implement its proposed business plan, it does not have any alternative proposals. In that event, investors should anticipate that their investment will be lost and there will be no ability to profit from the business opportunity of a musculoskeletal wellness product.

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

         (b)    New independent accountants
                ---------------------------

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


NAME                       AGE      POSITION

Dr. Kimberly Partridge      33      Chairman, President, Treasurer and Secretary

         Dr. Partridge is 33 and a Doctor of Chiropractic. She graduated from the University of Toronto in 1992 with a Bachelor of Honors in Science. In 1996, Dr. Partridge graduated from the Canadian Memorial Chiropractic College with a Doctor of Chiropractic Degree, and began her professional chiropractic career with a two year tenure at Ceder Heights Chiropractic Clinic. Since 1998, Dr. Partridge has operated a private practice, known as the Yonge Sheppard Chiropractic Wellness Center located in Toronto, Ontario.

         Dr. Partridge is a member of the Ontario Chiropractic Association, Canadian Chiropractic Association, North York Chiropractic Society and the North York Chamber of Commerce.

         In addition to private practice treating individual patients for their complaints, Dr. Partridge offers various seminar and similar type of programs to Toronto based corporate and government clients. These offered programs include:

         o Lectures to management on the advantages of wellness training for persons in the workplace;

         o Development of stretch and exercise programs for use in the workplace designed to forestall musculoskeletal disorders;

         o      Development of rest period and mini-break programs for clients;

         o      Creation  of  early   disorder   identification   programs   for
                management and workers;

         o Seminars for management and workers on the value of wellness awareness and activities that may be harmful resulting from the workplace; and

         o      Demonstrations of stretch and exercise programs.

         These services will not be competitive to those offered by Medstretch. If at a time there is a conflict, Dr. Partridge has indicated she will defer to the corporation any conflicting opportunity.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2001, all filing requirements applicable to our executive officers, directors and ten percent shareholders were fulfilled.


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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 10, 2002, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.



                                            NUMBER OF          PERCENTAGE
                                             SHARES                OF
  NAME OF PERSON OR GROUP                    OWNED *            OWNERSHIP
  -----------------------                   ---------           ---------
Dr. Kimberly Partridge (1) **               9,000,000             75.00%
Cindy Roach (2)                             1,000,000              8.33%
Mitchell Geisler (3)                        9,000,000             75.00%
Dungavel, Inc. (4)                          1,000,000              8.33%


All executive officers and
Directors as a group (one person)           9,000,000             75.00%

--------------

* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within -60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

** Dr. Kimberly Partridge is the company's president, treasurer, secretary and sole director.

(1) Dr. Kimberly Partridge's business address is 4920A Yonge Street, Toronto, Ontario M2N 5N5 Canada. Dr. Partridge's spouse is Mr. Mitchell Geisler. Includes the 1,000,000 shares owned by Mr. Geisler but as to which she disclaims beneficial ownership.
(2) Cindy Roach's business address is 60 Waverly Road, Toronto, Ontario M4L 3T1 Canada.
(3) Mitchell Geisler's business address is 141 Adelaide Street West, Suite 1004, Toronto, Ontario, M5H 3L5. Mr. Geisler's spouse is Dr. Partridge. Includes the 8,000,000 shares owned by Dr. Partridge but as to which he disclaims beneficial ownership.
(4) Dungavel, Inc.'s business address is British Colonial Centre of Commerce, 1 Bay St. Third Floor, P. O. Box N-7115, Nassau, Bahamas. The control person of Dungavel is Boris Stein.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

 Exhibit
 Number             Name of Exhibit
 -------            ---------------

 3.01               Articles of incorporation (3)

 3.02               Amendment to Articles of Incorporation (3)

 3.03               Amendment to Articles of Incorporation (1)

 4.01               Equity Performance Plan (1)

 10.1               Promissory Note of Registration to ZDG Investments Ltd. (1)

 16.01              Letter on Change in Certifying Accountant (2)

(1) Incorporated by reference from Form SB-2, as amended, filed on March 8, 2002. SEC file number 333-76226.
(2) Incorporated by reference from Form 8-K filed on December 11, 2001. SEC file number 000-32517.
(3) Incorporated by reference from From 10-KSB filed April 6, 2001, SEC file number 000-32517

b.  Reports on Form 8-K

On December 11, 2001 we filed a current report on Form 8-K with the SEC disclosing a change in our independent accountants.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the report on Form 10KSB for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant)
                                   MEDSTRETCH INC.
                                   By /s/  Dr. Kimberly Partridge
                                      ------------------------------
                                   Dr. Kimberly Partridge, President, Treasurer, Secretary, & Director

Date:  May 13, 2002

In accordance with the Exchange Act, this amendment to the report on Form 10KSB for the year ended December 31, 2001 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                        Title                                                  Date

 /s/ Dr. Kimberly Partridge       President, Treasurer, Secretary and Director           May 13, 2002
 --------------------------       (Chief Accounting Officer and Principal
 Dr. Kimberly Partridge           Financial Officer)
