Form 10QSB
period 2002-03-31
MEDSTRETCH INC
filed 2002-05-14
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                        Commission File Number 000-32517
                                               ---------

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

 PART I
 ------

   ITEM 1.   FINANCIAL STATEMENTS                                          3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                8

 PART II
 -------

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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

Independent Accountants' Review Report

To the Board of Directors
Medstretch Inc.
Toronto, Ontario, CANADA

We have reviewed the balance sheet of Medstretch Inc. (a development stage company) as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and the cumulative amounts from December 31, 1996 (inception) to March 31, 2002. These statements are the responsibility of management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

May 13, 2002

                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET




                                                     Unaudited
                                                     March 31,      December 31,
                                                       2002             2001
                                                     ----------     -----------
ASSETS:
  Current Assets
    Cash                                             $  9,935       $       -
                                                     ----------     -----------
    Total Current Assets                                9,935               -

  Other Assets
    Prepaid Expenses                                    2,500           2,500
                                                     ----------     -----------
    Total Other Assets                                  2,500           2,500

TOTAL ASSETS                                         $ 12,435       $   2,500
                                                     ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current Liabilities
    Accounts Payable                                 $  5,249       $   2,055
    Note Payable - Shareholder                         24,094          24,494
                                                     ----------     -----------
    Total Current Liabilities                          29,343          26,549

  Stockholders' Equity
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 12,000,000 shares           12,000          11,000
    Additional Paid in Capital                         52,000          28,000
    Deficit Accumulated During the Development
    Stage (Deficit)                                   (80,908)        (63,049)
                                                     ----------     -----------
    Total Stockholders' Equity                        (16,908)        (24,049)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 12,435       $   2,500
                                                     ==========     ===========


See accompanying notes to financial statements.


                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                              Unaudited           Unaudited       Cumulative amounts
                                             Three Months        Three Months       since inception
                                                ended               ended        December 31, 1996 to
                                            March 31, 2002      March 31, 2001      March 31, 2002
                                            --------------      --------------      --------------
Revenues                                      $        -          $        -          $        -

General and administrative                        17,859               7,786              80,908
                                            --------------      --------------      --------------

Net income (loss) from operations                (17,859)             (7,786)            (80,908)

Provision for income taxes                             -                                       -
                                            --------------      --------------      --------------

Net loss                                      $  (17,859)         $   (7,786)         $  (80,908)
                                            ==============      ==============      ==============
Deficit accumulated during the
development stage - beginning                    (63,049)            (14,300)                  -
                                            --------------      --------------      --------------

Deficit accumulated during the
development stage - ending                    $  (80,908)         $  (22,086)         $  (80,908)
                                            ==============      ==============      ==============

Net loss per common share                     $   (0.008)         $   (0.001)
                                            --------------      --------------
Weighted average number
  of shares outstanding                       10,046,575          10,000,000
                                            --------------      --------------


See accompanying notes to financial statements.


                                MEDSTRETCH, INC.
                        (FORMERLY DYNAMIC REALITY, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                         Unaudited          Unaudited       Cumulative amounts
                                                        Three Months       Three Months       since inception
                                                           ended              ended        December 31, 1996 to
                                                       March 31, 2002     March 31, 2001      March 31, 2002
                                                       --------------     --------------      --------------
Cash flows from operating activities:
  Net losses                                             $  (17,859)        $   (7,786)         $  (80,908)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Common stock issued for services                                                                    39,000
Changes in assets and liabilities:
  Increase (decrease) in accounts payable                     3,194               (300)              5,249
  Decrease (Increase) in prepaid expenses                         -              5,000              (2,500)
                                                       --------------     --------------      --------------
Net cash (used) by operating activities                     (14,665)            (3,086)            (39,159)

Cash flows from financing activities:
  Proceeds from notes payable                                  (400)            11,486              24,094
  Issuance of common stock                                   25,000                  -              25,000
                                                       --------------     --------------      --------------
Net cash provided (used) by financing
activities                                                   24,600             11,486              49,094

Net increase (decrease) in cash                               9,935              8,400               9,935

Cash, beginning of period                                         -                  -                   -
                                                       --------------     --------------      --------------
Cash, end of period                                      $    9,935         $    8,400          $    9,935
                                                       ==============     ==============      ==============
Supplemental disclosure of cash flow
information:
  Significant non-cash financing
  activities:
    Common stock issued for services rendered                     -                  -              39,000
                                                       ==============     ==============      ==============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with this Quarterly Report on Form 10-QSB.

2.       COMMON STOCK

During the quarter ended March 31, 2002, the Company sold 1,000,000 shares of its common stock at $0.025 per share for total proceeds of $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10QSB and in future filings by Medstretch Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


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

         In conjunction with the change in control in, we adopted our current business plan to design, launch and market motivational, interactive wellness software products and services. The concept of the current plan was formulated by Dr. Kimberly Partridge, our president, treasurer, secretary and sole director. The concept was derived from her experience in owning and operating a chiropractic and related wellness practice. Her experience with patients and consulting with government agencies and private industry led her to believe that there is an increasing need to address workplace stress and wellness with earlier diagnostics, health breaks and reparative exercises. The plan revolves around a concept she conceived that relates to the practice of wellness and preventative health care solutions designed around relieving musculoskeletal disorders affecting individuals who spend substantial amounts of time at computer workstations. One of the more common musculoskeletal disorders is carpal tunnel syndrome, which is considered one of the higher causes for absenteeism from the workplace.

         Dr. Partridge's concept is to reduce employee absenteeism and work related health issues for corporations and government agencies through the use of animated software installed on user workstations whereby the user is requested to participate in two pre-scheduled health breaks each day. The software will be designed to focus on a series of easy to perform exercises, which will offer health benefits that should help avoid musculoskeletal injuries, increase blood flow, and generally energize the worker. The program will have animated or other forms of characters that are intended to motivate and guide the participant through practical and effective exercises during the breaks. There may be interactive elements to the program to record the level of participation in the suggested exercises and consider personal wellness. This data could be used to track the frequency and extent that workers participate in the suggested exercises and some aspects of their health depending on how the data is captured and deployed.

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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through March 31, 2002.

         Operating expenses for the quarter ended March 31, 2002 were $17,900 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations and the filing of a Form SB-2 registration statement with the Securities and Exchange Commission.

         Operating expenses for the prior year quarter ended March 31, 2001 totaled $7,800 and were incurred for legal services in connection with the Company's filing of Form 10-SB with the Securities and Exchange Commission and also accounting services for the annual audit.

         We have incurred a cumulative net loss since inception through March 31, 2002 of $80,900.


Liquidity and Capital Resources:


         Medstretch had no working capital as of March 31, 2002. It has obtained and anticipates obtaining funds to meet its accounting, legal and reporting obligations from some of its shareholders or management. It does not, however, have any legally binding agreements to obtain any necessary operating funds and does not believe it will be able to obtain capital from other sources solely for the purpose of paying these kinds of obligations in the future if it is not implementing its business plan. Medstretch is dependent on raising capital in a public offering to fund the business plan of developing and commencing marketing of the proposed software product.

         We intend to seek capital to fund our business plan through the sale of common stock that was registered and declared effective on May 14, 2002 by the SEC. Up to 10,000,000 shares of Medstretch Inc. common stock are being sold by Medstretch at $0.05 per share by one of its officers, on a self-underwritten, best efforts basis, with no minimum purchase requirements by investors. The offering will commence on March 14, 2002 and will end nine months thereafter unless we sell all the offered shares or we elect to terminate the offering prior to that final date.

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

         As of March 31, 2002, Medstretch had $9,900 in cash and prepaid expenses were $2,500. The total liabilities were $26,300, which includes $5,200 in accounts payable and the $24,100 due under the note to a shareholder.

         Because of the small amount of its working capital, the uncommitted nature of the offering and the absence of any committed sources of funds, management cannot give any assurance that Medstretch will be able to continue its operations at any level. If the offering is not successful and management does not fund even minimal operations, Medstretch will have to cease its operations. As a result, any value that an investor has in the company will be lost.


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


Description of Properties

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

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." The company will adopt the statement effective no later than January 1, 2003, as required. At this time, the company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


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

None

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

                               (Registrant)   MEDSTRETCH INC.
                                        By:   /s/ Dr. Kimberly Partridge
                                              -----------------------------
                                              Dr. Kimberly Partridge, President,
                                              Treasurer, Secretary, & Director

                                      Date:   May 14, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:   /s/  Dr. Kimberly Partridge
                                              ------------------------------
                                              Dr. Kimberly Partridge, President,
                                              Treasurer, Secretary, & Director

                                      Date:   May 14, 2002

Table of Exhibits

Exhibit Number                  Name of Exhibit

   15.01               Letter on unaudited interim financial
                       information (Filed herewith)