Form 10QSB
period 2002-06-30
MEDSTRETCH INC
filed 2002-08-08
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                        Commission File Number 000-32517
                                               ---------

                                 MEDSTRETCH INC.
               --------------------------------------------------
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
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2002, the Company had outstanding 12,000,000 shares of its common stock, par value $0.001.

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

                                     PART I
ITEM 1. FINANCIAL STATEMENTS


                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                      Unaudited
                                                       June 30,       December
                                                         2002         31, 2001
                                                      ---------       ---------
ASSETS:
  Current Assets
    Cash                                              $   3,205       $    --
                                                      ---------       ---------
    Total Current Assets                                  3,205            --

  Other Assets
    Prepaid Expenses                                      2,500           2,500
                                                      ---------       ---------
    Total Other Assets                                    2,500           2,500

TOTAL ASSETS                                          $   5,705       $   2,500
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Current Liabilities
    Accounts Payable                                  $  18,326       $   2,055
    Note Payable - Shareholder                           24,094          24,494
                                                      ---------       ---------
    Total Current Liabilities                            42,420          26,549

  Stockholders' Equity (Deficit)
    Common Stock, $.001 par value
    Authorized 100,000,000 shares
    Issued and Outstanding 12,000,000 shares             12,000          11,000
    Additional Paid in Capital                           52,000          28,000
    Deficit Accumulated During the Development
      Stage                                            (100,715)        (63,049)
                                                      ---------       ---------
    Total Stockholders' Equity (Deficit)                (36,715)        (24,049)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $   5,705       $   2,500
                                                      =========       =========


See accompanying notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                 Unaudited         Unaudited
                                               Three Months       Three Months
                                                   ended              ended
                                               June 30, 2002      June 30, 2001
                                               -------------      -------------
Revenues                                       $        --        $        --

General and administrative                            19,807              9,293
                                               -------------      -------------

Net income (loss) from operations                    (19,807)            (9,293)

Provision for income taxes                              --                 --
                                               -------------      -------------

Net loss                                       $     (19,807)     $      (9,293)
                                               =============      =============
Deficit accumulated during the
development stage - beginning                        (80,908)           (22,086)
                                               -------------      -------------
Deficit accumulated during the
development stage - ending                     $    (100,715)     $     (31,379)
                                               =============      =============

Net loss per common share                      $       (0.00)     $       (0.00)
                                               -------------      -------------
Weighted average number
  of shares outstanding                           12,000,000         10,000,000
                                               -------------      -------------

See accompanying notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                                                        Cumulative amounts
                                                Unaudited             Unaudited           since inception
                                             Six Months ended      Six Months ended      December 31, 1996
                                              June 30, 2002         June 30, 2001        to June 30, 2002
                                             ----------------      ----------------      ----------------
Revenues                                     $           --        $           --        $           --

General and administrative                             37,666                17,079               100,715
                                             ----------------      ----------------      ----------------

Net income (loss) from operations                     (37,666)              (17,079)             (100,715)

Provision for income taxes                               --                    --                    --
                                             ----------------      ----------------      ----------------

Net loss                                     $        (37,666)     $        (17,079)     $       (100,715)
                                             ================      ================      ================
Deficit accumulated during the
development stage - beginning                         (63,049)              (14,300)                 --
                                             ----------------      ----------------      ----------------
Deficit accumulated during the
development stage - ending                   $       (100,715)     $        (31,379)     $       (100,715)
                                             ================      ================      ================


Net loss per common share                    $          (0.00)     $          (0.00)
                                             ----------------      ----------------

Weighted average number
  of shares outstanding                            12,000,000            10,000,000
                                             ----------------      ----------------

See accompanying notes to financial statements.


                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                                        Cumulative amounts
                                                Unaudited             Unaudited           since inception
                                             Six Months ended      Six Months ended      December 31, 1996
                                              June 30, 2002         June 30, 2001        to June 30, 2002
                                             ----------------      ----------------      ----------------
Net losses                                   $        (37,666)     $        (17,079)     $       (100,715)
Cash flows from operating activities:
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Common stock issued for services                                                               39,000
Changes in assets and liabilities:
    Increase (decrease) in accounts payable            16,271                  (300)               18,326
    Decrease (increase) in prepaid expenses              --                   5,000                (2,500)
                                             ----------------      ----------------      ----------------
Net cash (used) by operating activities               (21,395)              (12,379)              (45,889)

Cash flows from financing activities:
  Proceeds (repayment) from notes payable                (400)               12,379                24,094
  Issuance of common stock                             25,000                  --                  25,000
                                             ----------------      ----------------      ----------------
Net cash provided (used) by financing
activities:                                            24,600                12,379                49,094

Net increase (decrease) in cash                         3,205                  --                   3,205

Cash, beginning of period                                --                    --                    --
                                             ----------------      ----------------      ----------------

Cash, end of period                          $          3,205      $           --        $          3,205
                                             ----------------      ----------------      ----------------

Supplemental disclosure of cash flow
  information:
Significant non-cash financing activities:
  Common stock issued for services
    rendered:                                $           --        $           --        $         39,000
                                             ----------------      ----------------      ----------------

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (Unaudited)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

         Our business plan is to design and write an animated, interactive software program to address certain musculoskeletal health issues in persons spending extended hours at computer workstations. One of the more common musculoskeletal disorders is carpal tunnel syndrome, which is considered one of the higher causes for absenteeism from the workplace. The proposed software program will be designed to encourage and guide each participant through two, pre-scheduled, five-minute "health breaks" each workday. Each health break is designed to include a series of effective, convenient, and easy to perform exercises intended to relieve musculoskeletal stress and strain, improving circulation, and clearing the mind. Users will be encouraged to log the exercises and assess wellness at the end of a break session. This data could be used to track the frequency and extent that workers participate in the suggested exercises and some aspects of their health depending on how the data is captured and deployed.

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

         We anticipate that it will take up to about 20 months to implement those aspects of the business plan so as to be in a position to first commercially offer a software product. We plan to beta test the product to mid- to large-sized companies and government agencies in the Toronto area. If the testing is successful, this will also be our intended initial market.

         If the initial software program is successful in the first marketing phase, we intend then to offer professional seminars and workshops, custom-tailored for each client, which will complement our software product. The seminars/workshops will address issues relevant to health care and the computer terminal working environment, such as staying in shape and exercising, eating healthy, lifestyle management, and workplace ergonomics.

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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through June 30, 2002.

         Operating expenses for the quarter ended June 30, 2002 were $19,800 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations and the filing of a Form SB-2 registration statement with the Securities and Exchange Commission.

         Operating expenses for the prior year quarter ended June 30, 2001 totaled $9,300 and were incurred for legal services in connection with the Company's filing of Form 10-SB with the Securities and Exchange Commission..

         We have incurred a cumulative net loss since inception through June 30, 2002 of $100,700.


Liquidity and Capital Resources:

         We intend to seek capital to fund our business plan through the sale of common stock that was registered and declared effective on May 14, 2002 by the SEC. Up to 10,000,000 shares of Medstretch Inc. common stock are being sold by Medstretch at $0.05 per share. The offering commenced on May 14, 2002 and will end nine months thereafter unless we sell all the offered shares or we elect to terminate the offering prior to that final date. As of June 30, 2002 we have not sold any of the shares being offered and can give no assurance that any future sales will occur during the offering period.

         We estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than managements' non-binding commitment to fund basic operating needs for the next 24 months at this time.

         As of June 30, 2002 we had a cash balance of $3,200. The total liabilities were $42,400. These liabilities consist of $18,300 in vendor accounts payable and $24,100 due under the note to a shareholder.

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

         If management is unable to implement its proposed business plan, it does not have any alternative proposals. In that event, investors should anticipate that their investment will be lost and they will not be able to profit from the business opportunity of a musculoskeletal wellness product.


Employees

         Our only employee is working part-time on a gratis basis while we are in the development stage. If adequate funding is secured, we anticipate that our initial staffing requirements will include 2 computer programmers, 1 marketing representative and 1 sales representative. If we are successful in implementing our business plan we anticipate the need for seminar leaders, accounting and general administrative personnel.


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

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K

None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medstretch Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                         /s/  Dr. Kimberly Partridge
                                         Dr. Kimberly Partridge, President,
                                         Treasurer, Secretary, & Director





                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           (Registrant):   MEDSTRETCH INC.

                                     By:   /s/ Dr. Kimberly Partridge
                                           --------------------------------
                                           Dr. Kimberly Partridge, President,
                                           Treasurer, Secretary, & Director

                                   Date:   August 8, 2002



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By:   /s/  Dr. Kimberly Partridge
                                           ---------------------------------
                                           Dr. Kimberly Partridge, President,
                                           Treasurer, Secretary, & Director

                                   Date:   August 8, 2002