Form 10QSB
period 2002-09-30
MEDSTRETCH INC
filed 2002-11-12
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                        Commission File Number 000-32517


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 2002, the Company had outstanding 12,000,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                  PAGE
 -----------------------                                                  ----

 PART I
 ------

  ITEM 1.   FINANCIAL STATEMENTS                                            3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                  8
  ITEM 3.   CONTROLS AND PROCEDURES                                        10

 PART II
 -------

  ITEM 1.   LEGAL PROCEEDINGS                                              11
  ITEM 2.   CHANGES IN SECURITIES                                          11
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                11
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11
  ITEM 5.   OTHER INFORMATION                                              11
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               11


                                     Medstretch Inc.
                          ( A Company in the Development Stage)
                                      Balance Sheet

                                                           Unaudited          Audited
                                                         September 30,      December 31,
                                                             2002               2001
                                                         -------------     -------------
ASSETS
  Current Assets:
     Cash and Cash Equivalents                           $       2,960     $          --
     Prepaid Expenses                                            2,500             2,500
                                                         -------------     -------------
        TOTAL ASSETS                                     $       5,460     $       2,500
                                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
     Accounts Payable                                    $      20,252     $       2,055
     Note Payable - Shareholder                                 24,094            24,494
                                                         -------------     -------------
        Total Liabilities                                       44,346            26,549

  Stockholders' Equity (Deficit):
     Common Stock - $0.001 par value;
        100,000,000 shares authorized,
        12,000,000 shares outstanding
        at September 30, 2002                                   12,000            11,000
     Additional Paid-in Capital                                 52,000            28,000
     Deficit Accumulated During the
        Development Stage                                     (102,886)          (63,049)
                                                         -------------     -------------
        Total Stockholders' Deficit                            (38,886)          (24,049)
                                                         -------------     -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $       5,460     $       2,500
                                                         =============     =============

                            See notes to financial statements


                                        Medstretch Inc.
                             ( A Company in the Development Stage)
                        Statement of Operations and Accumulated Deficit


                                                        Unaudited              Unaudited
                                                       Three Months           Three Months
                                                          Ended                  Ended
                                                    September 30, 2002     September 30, 2001
                                                    ------------------     ------------------
REVENUES
  Revenues                                          $               --     $               --
                                                    ------------------     ------------------
     Gross Revenues                                 $               --     $               --

EXPENSES
  General and Administrative                                     2,171                  4,540
                                                    ------------------     ------------------
     Total Expenses                                              2,171                  4,540

  Provision for Income Taxes                                        --                     --
                                                    ------------------     ------------------
  Net Loss                                                      (2,171)                (4,540)
                                                    ------------------     ------------------

  Deficit Accumulated During the
   Development Stage at Beginning of Period                   (100,715)               (31,379)
                                                    ------------------     ------------------
  Deficit Accumulated During the
   Development Stage at End of Period               $         (102,886)    $          (35,919)
                                                    ==================     ==================

  Net Loss per Share - Basic                        $            (0.00)    $            (0.00)
  Net Loss per Share - Diluted                      $            (0.00)    $            (0.00)

  Shares used in per Share Calculation:
   Basic                                                    12,000,000             10,000,000
   Diluted                                                  12,000,000             10,000,000


                               See notes to financial statements


                                                 Medstretch Inc.
                                      ( A Company in the Development Stage)
                                 Statement of Operations and Accumulated Deficit


                                                      Unaudited             Unaudited             Unaudited
                                                     Nine Months           Nine Months            Inception
                                                        Ended                 Ended                   To
                                                  September 30, 2002    September 30, 2001    September 30, 2002
                                                  ------------------    ------------------    ------------------
REVENUES
  Revenues                                        $               --    $               --    $               --
                                                  ------------------    ------------------    ------------------
     Gross Revenues                               $               --    $               --    $               --

EXPENSES
  General and Administrative                                  39,837                21,619               102,886
                                                  ------------------    ------------------    ------------------
     Total Expenses                                           39,837                21,619               102,886

  Provision for Income Taxes                                      --                    --                    --
                                                  ------------------    ------------------    ------------------
  Net Loss                                                   (39,837)              (21,619)             (102,886)
                                                  ------------------    ------------------    ------------------

  Deficit Accumulated During the Development
    Stage at Beginning of Period                             (63,049)              (14,300)                   --
                                                  ------------------    ------------------    ------------------
  Deficit Accumulated During the Development
    Stage at End of Period                        $         (102,886)   $          (35,919)   $         (102,886)
                                                  ==================    ==================    ==================

  Net Loss per Share - Basic                      $            (0.00)   $            (0.00)
  Net Loss per Share - Diluted                    $            (0.00)   $            (0.00)

  Shares used in per Share Calculation:
   Basic                                                  11,673,993            10,000,000
   Diluted                                                11,673,993            10,000,000

                                        See notes to financial statements


                                                  Medstretch Inc.
                                       ( A Company in the Development Stage)
                                              Statement of Cash Flows
                                            During the Development Stage


                                                     Unaudited               Unaudited              Unaudited
                                                    Nine Months             Nine Months             Inception
                                                       Ended                   Ended                    To
                                                 September 30, 2002      September 30, 2001     September 30, 2002
                                                 ------------------     -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Losses                                     $          (39,837)    $           (21,619)    $         (102,886)
  Adjustments to Reconcile Net Loss to Cash:
    Common Stock Issued for Services                             --                      --                 39,000
  Provided by (Used in) Operations:
    Increase (Decrease) in Accounts Payable                  18,197                     225                 20,252
    Decrease (Increase) in Prepaid Expenses                      --                   5,000                 (2,500)
                                                 ------------------     -------------------     ------------------
  NET CASH (USED) BY OPERATING ACTIVITIES                   (21,640)                (16,394)               (46,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Repayment) from Notes Payable                      (400)                 16,394                 24,094
  Issuance of Common Stock                                   25,000                      --                 25,000
                                                 ------------------     -------------------     ------------------
  NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                               24,600                  16,394                 49,094

  NET CHANGE IN CASH AND CASH EQUIVALENTS                     2,960                      --                  2,960

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                       --                      --                     --
                                                 ------------------     -------------------     ------------------
  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                             $            2,960     $                --     $            2,960
                                                 ==================     ===================     ==================

                                         See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2002 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

         Medstretch is in the development stage. Our business plan is to develop a computer software program that will address certain musculoskeletal health issues arising from extended hours at computer workstations. There is a growing realization that the extended and pervasive use of computers in daily life is resulting in an increasing number of physical musculoskeletal ailments. One of the more common musculoskeletal disorders is carpal tunnel syndrome, which is considered one of the higher causes for absenteeism from the workplace.

         The Medstretch solution is to devise a software program that will require additional scheduled mini-breaks for workers during which they will be encouraged to undertake a series of demonstrated exercises to promote musculoskeletal health. There may also be the opportunity for the worker to record the exercises performed and consider health issues by self-examination and awareness. The concept is that the proposed Medstretch software program will be installed on each user workstation whereby the user is requested to participate in two pre-scheduled health breaks each day. These will be in addition to any other breaks that participants may take. The proposed software would lead the user/participant through a series of easy exercises that will be intended to relieve musculoskeletal stress and strain and improve circulation. After the break, there will be an opportunity to log exercises and answer health related questions. The hope is that the entities that use the proposed software will achieve the benefits of reduced absences from work for those types of preventable disorders and improve productivity. However, we can give no assurances that reduced absenteeism will occur from participating in the exercise programs suggested by our software. In addition, we do not currently have any insurance coverage should an employee/user sustain an injury or some other form of illness from the use of our exercise routines.

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

         We do not have any funding to commence development of our proposed software product or conduct any other developmental operations at this time nor do we have any commitments for funding from unrelated parties or any other agreements that will provide working capital. Our proposed products and services are solely in the conceptual stage. We anticipate that it will take up to about 20 months to implement those aspects of the business plan so as to be in a position to first commercially offer a software product.


Financial Condition and Changes in Financial Condition


Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through September 30, 2002.

         Operating expenses for the quarter ended September 30, 2002 were $2,200 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended September 30, 2001 totaled $4,500 and were also incurred in conjunction with our reporting obligations.


Liquidity and Capital Resources:

         We intend to seek capital to fund our business plan through the sale of common stock that was registered and declared effective on May 14, 2002 by the SEC. Up to 10,000,000 shares of Medstretch Inc. common stock are being sold by Medstretch at $0.05 per share. The offering commenced on May 14, 2002 and will end nine months thereafter unless we sell all the offered shares or we elect to terminate the offering prior to that final date. As of September 30, 2002 we have not sold any of the shares being offered and can give no assurance that any future sales will occur during the offering period.

         We estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than managements non-binding commitment to fund basic operating needs for the next 24 months at this time.

         As of September 30, 2002 we had a cash balance of $3,000. The total liabilities were $44,300. These liabilities consist of $20,200 in vendor accounts payable and $24,100 due under the note payable to a shareholder.

         We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan.


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


ITEM 3.  CONROLS AND PROCEDURES

         Based on the evaluation conducted by Dr. Kimberly Partridge, both the Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Dr. Kimberly Partridge concluded that, as of the Evaluation Date,
(1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

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

                                     Date:  November 12, 2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, Dr. Kimberly Partridge, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Medstretch Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                            /s/ Dr. Kimberly Partridge
                                                   --------------------------
                                                   Dr. Kimberly Partridge,
                                                   President, Treasurer,
                                                   Secretary, & Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medstretch Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 12, 2002                            /s/ Dr. Kimberly Partridge
                                                   --------------------------
                                                   Dr. Kimberly Partridge,
                                                   President, Treasurer,
                                                   Secretary, & Director