Form 10KSB
period 2002-12-31
MEDSTRETCH INC
filed 2003-03-31
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-32517

                                 MEDSTRETCH INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                    NEVADA                                  91-1997729
        -------------------------------                 -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        4920A YONGE STREET, TORONTO, ONTARIO, CANADA         M2N 5N5
        --------------------------------------------        ----------
          (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code   (416) 540-3234
                                                          --------------

          Securities registered pursuant to section 12(b) of the Act:

        Title of Class         Name of each exchange on which registered
        --------------         -----------------------------------------
             NONE                               NONE

           Securities registered pursuant to section 12(g) of the Act
           ----------------------------------------------------------
                                      None

                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 28, 2003, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 28, 2003, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                              PAGE
 -----------------------                                              ----

 PART I

   ITEM 1.    DESCRIPTION OF BUSINESS                                   3
   ITEM 2.    DESCRIPTION OF PROPERTY                                   4
   ITEM 3.    LEGAL PROCEEDINGS                                         4
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                          4

 PART II

   ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                               4
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION OR PLAN OF OPERATION                  6
   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               9
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                   17

 PART III

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                      18
  ITEM 10.    EXECUTIVE COMPENSATION                                   18
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                    19
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           20
  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                         20
  ITEM 14.    CONTROLS AND PROCEDURES                                  20

 SIGNATURES                                                            21
 CERTIFICATION                                                         22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

         Medstretch was incorporated in the State of Nevada on December 31, 1996, under the name Dynamic Reality, Inc. On January 29, 2002, the company changed its name to Medstretch Inc. to more accurately reflect the new business direction of the company.

         In November 2001, there was a change of control of the company in which Kimberly Partridge, Doctor of Chiropractic, acquired a majority stake in the outstanding common stock of the company and became the sole director and officer. Dr. Partridge's experience in her chiropractic practice led to the formulation of the Medstretch business plan concept. Many of her clients are office workers and come to her with complaints related to neck pain, headaches, back pain, sciatica, carpal tunnel syndrome, TMJ and other ailments. She believes the source of the health issues is most frequently from working in front of a computer for long hours. Her experience finds that breaks during the workday during which exercises are performed improve the health issues causing the complaint.

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

         It is also the business objective that in conjunction with the software products, the company will offer various consulting opportunities. These offerings will only be considered if Medstretch commercially markets its first product and would probably not be available until six-months to a year after the first market launch. Some of the consulting services that would be offered would include:

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


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         During the quarter ended March 31, 2002, the Company sold 1,000,000 shares of its common stock in a private placement at $0.025 per share for total cash proceeds of $25,000. These funds were utilized for general business operating expenses and to fund the process of registering shares of our common stock with the Securities and Exchange Commission.

         On May 14, 2002 we registered up to 10,000,000 shares of our common stock with the SEC. These shares are being sold by Medstretch at $0.05 per share. The offering commenced on May 14, 2002 and will end nine months thereafter unless we sell all the offered shares or we elect to terminate the offering prior to that final date. On November 15, 2002 we sold 166,000 shares under this offering to 33 investors for total cash proceeds to the Company of $8,300. We currently have 12,166,000 shares of our common stock issued and outstanding.

         There has been no public market for our common stock. The common stock is not approved for listing on any trading medium or exchange. We are currently in the process of obtaining a quote for our common stock on the Over-the-Counter Bulletin Board. The OTC BB is a broker driven market. We independently are not able to make an application for quotation for Medstretch on that market. Therefore, we are dependant on an application being made and market quotes being supplied by a broker-dealer. If no broker-dealer takes action in respect of the common stock, there will be no trading on that market. Prior to any quotation on the OTC BB, it is possible there may be trading of the common stock on the "pink sheets".

         Even if there is a quote for the common stock, there can be no assurance that an active market will develop. If an active trading market is not developed or maintained, the liquidity and trading price of our common stock could be adversely affected.

         We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 17, 2001, we issued 9,000,000 shares of common stock to Ms. Cindy Roach, the prior president of the company, in payment of her services as a consultant in the preparation of our prior business plan. We expensed $9,000 for these services. The issuance was made under Section 4(2) of the Securities Act of 1933 on the basis that Ms. Roach is a sophisticated investor. Ms. Roach was a director or has been an employee/consultant and is or has been a stockholder of several public and private companies, some of which operate in the area of internet marketing. Ms. Roach transferred to Dr. Kimberly Partridge at the time of Dr. Partridge becoming the president, treasurer, secretary and a director of the company, 8,000,000 shares of the 9,000,000 shares of common stock that she owned personally.

         On December 14, 2001, the Board of Directors approved a resolution to issue 1,000,000 shares of common stock to Mr. Mitchell Geisler for developing the current business plan for the company and for future business consulting services. These services were valued at $25,000 or $0.025 per share and a non-cash charge for this amount is included in the retained deficit.

         On December 14, 2001 the Board of Directors approved the issuance of 1,000,000 shares to an investor for $25,000 in cash for operating expenses. These shares were issued during the first quarter of 2002. The offering was made pursuant to Regulation S. The offer and sale of the securities sold under Regulation S was made in compliance with Rule 903, Category 3. The offering was made in an offshore transaction, to a non-United States person, with no directed selling efforts made in the United States by the issuer (no other person was involved in the offering) and the shares of common stock were issued subject to a contract that prohibits the recipient from selling the shares unless in compliance with an appropriate exemption under the United States securities laws. Moreover, the certificate representing the shares of common stock bears a restrictive legend indicating that a transfer of the shares may only be made in compliance with the United States securities laws.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10-KSB and in future filings by Medstretch Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10-KSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

         The financial information set forth in the following discussion should be read with the financial statements of Medstretch included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had no revenues since our inception (December 31, 1996) through December 31, 2002.

         Operating expenses for the current year ended December 31, 2002 totaled $47,500. Included in these expenses were legal and accounting fees of $40,400, which were primarily incurred for services rendered in connection with our financial reporting obligations and the finalization of the filing of the SB-2 registration statement with the Securities and Exchange Commission. The remaining expenses were for stock transfer agent fees and for general business purposes.

         Operating expenses for the prior year ended December 31, 2001 were $48,700 and were primarily incurred for legal and accounting fees incurred for services rendered in connection with our financial reporting obligations and the filing of the SB-2 registration statement with the SEC. In addition, we incurred a non-cash charge of $25,000 for the 1,000,000 shares of our common stock issued to Mr. Mitchell Geisler for consulting services rendered in connection with writing our current business plan.

         We have incurred a cumulative net loss since inception through December 31, 2002 of $110,600.

Liquidity and Capital Resources:

         As of December 31, 2002 our assets totaled $3,100 all in cash. The total liabilities were $41,400. These liabilities consist of $17,300 in vendor accounts payable and $24,100 due under a note payable to a shareholder.

         We intend to seek capital to fund our business plan through the sale of common stock that was registered and declared effective on May 14, 2002 by the SEC. Up to 10,000,000 shares of Medstretch Inc. common stock are being sold by Medstretch at $0.05 per share. The offering commenced on May 14, 2002 and will end nine months thereafter unless we sell all the offered shares or we elect to terminate the offering prior to that final date. On November 15, 2002 we sold 166,000 shares under this offering for total cash proceeds to the Company of $8,300. We have not sold any other of the shares being offered and can give no assurance that any future sales will occur during the offering period.

         We sold 1,000,000 shares of our common stock during the quarter ended March 31, 2002 in a private placement for total cash proceeds of $25,000. These funds were utilized for general business operating expenses and to fund the process of registering shares of our common stock with the Securities and Exchange Commission.

         We estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than management's non-binding commitment to fund basic operating needs for the next 24 months at this time.

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

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB
Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                      PAGE

Report of Malone & Bailey, PLLC independent accountants                F-1

Balance Sheet for the year ended December 31, 2002                     F-2

Statement of Operations for the years ended December 31, 2002 and
December 31, 2001 and inception to December 31, 2002                   F-3

Statement  of  Stockholders'  Equity  (Deficit)  for period  from
December 31, 1996 (Inception) through December 31, 2002                F-4

Statement of Cash Flows for the years ended December 31, 2002 and
December 31, 2001 and inception to December 31, 2002                   F-5

Notes to Financial Statements                                          F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Medstretch, Inc.
Toronto, Ontario, Canada

We have audited the accompanying balance sheet of Medstretch, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years then ended and for the period from December 31, 1996 (Inception) through December 31, 2002. These financial statements are the responsibility of Medstretch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medstretch, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended and for the period from December 31, 1996 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


March 20, 2003

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Current assets
  Cash                                                            $   3,105
                                                                  ---------
TOTAL ASSETS                                                      $   3,105
                                                                  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                           $  17,307
  Note payable - shareholder                                         24,094
                                                                  ---------
    Total current liabilities                                        41,401
                                                                  ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 100,000,000 shares
  authorized, 12,166,000 shares issued and outstanding               12,166
Additional paid in capital                                           60,134
Deficit accumulated during the development stage                   (110,596)
                                                                  ---------
  Total Stockholders' Equity (Deficit)                              (38,296)
                                                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $   3,105
                                                                  =========


              See accompanying summary of accounting policies and
                         notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                Years Ended December 31, 2002 and 2001 and Period
          from December 31, 1996 (Inception) Through December 31, 2002

                                                                           Inception
                                                                            through
                                           Years ended December 31,       December 31,
                                        -----------------------------     ------------
                                            2002             2001             2002
                                        ------------     ------------     ------------
General and administrative expenses     $     45,619     $     48,738     $    108,657

Interest expense                               1,928               11            1,939
                                        ------------     ------------     ------------

Net loss                                $    (47,547)    $    (48,749)    $   (110,596)
                                        ============     ============     ============
Net loss per share:
  Basic and diluted                     $      (0.00)    $      (0.00)
                                        ============     ============
Weighted average shares
outstanding:
  Basic and diluted                       11,979,825       10,046,575
                                        ============     ============

              See accompanying summary of accounting policies and
                         notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      Period From December 31, 1996 (Inception) through December 31, 2002

                                                                                 Deficit
                                                                                accumulated
                                                                 Additional     during the
                                         Common stock               paid        development
                                     Shares         Amount       in capital       stage          Total
                                   ----------     ----------     ----------     ----------     ----------
Issuance of common stock
  for services                      1,000,000     $    1,000     $    4,000     $     --       $    5,000

Net loss - 1996                          --             --             --           (5,000)        (5,000)

Net loss - 1998                          --             --             --             (300)          (300)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 1999                 1,000,000          1,000          4,000         (5,300)          (300)

Issuance of common stock
  for services                      9,000,000          9,000           --             --            9,000

Net loss                                 --             --             --           (9,000)        (9,000)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 2000                10,000,000         10,000          4,000        (14,300)          (300)

Issuance of common stock
  for services                      1,000,000          1,000         24,000           --           25,000

Net loss                                 --             --             --          (48,749)       (48,749)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 2001                11,000,000         11,000         28,000        (63,049)       (24,049)

Issuance of common stock
  For cash                          1,166,000          1,166         32,134           --           33,300

Net loss                                 --             --             --          (47,547)       (47,547)
                                   ----------     ----------     ----------     ----------     ----------
Balance,
  December 31, 2002                12,166,000     $   12,166     $   60,134     $ (110,596)    $  (38,296)
                                   ==========     ==========     ==========     ==========     ==========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                Years Ended December 31, 2002 and 2001 and Period
          from December 31, 1996 (Inception) Through December 31, 2002

                                                                              Inception
                                                 Years ended December 31,      through
                                                   2002          2001          2002
                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (47,547)    $ (48,749)    $(110,596)

Adjustments to reconcile net deficit
  to cash used by operating activities:
Common stock issued for services                      --          25,000        39,000

Net change in:

  Prepaid expenses                                   2,500         5,000          --
  Accounts payable and accrued
    expenses                                        15,252         1,755        17,307
                                                 ---------     ---------     ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
                                                   (29,795)      (16,994)      (54,289)
                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from the sale of common stock               33,300        33,300
Payments on notes payable - shareholder               (400)         (400)
Proceeds from note payable - shareholder              --          16,994        24,494
                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES                32,900        16,994        57,394
                                                 ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH                      3,105          --           3,105
Cash, beg. of period                                  --            --            --
                                                 ---------     ---------     ---------
Cash, end of period                              $   3,105     $    --       $   3,105
                                                 =========     =========     =========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Medstretch, Inc. ("Medstretch") is a development stage company in accordance with SFAS No. 7, with no current business operations as of December 31, 2002. Medstretch was incorporated in Nevada on December 31, 1996 under the name Dynamic Reality Incorporated. On January 29, 2002, Medstretch changed its name to Medstretch, Inc. Medstretch is devoted to the study and practice of personal wellness and preventative health care. Medstretch plans to design, launch and market motivational, interactive wellness products and services.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock-Based Compensation

Medstretch accounts for stock-based compensation under the intrinsic value method. Under this method, Medstretch recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Recent Accounting Pronouncements

Medstretch  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements  to  have  a  significant  impact  on  Medstretch's   results  of
operations, financial position or cash flow.


NOTE 2 - INCOME TAXES

Medstretch has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to Medstretch's lack of operations to provide income to use the net operating loss carryover of $109,000 that expires in years 2011 through 2022.


NOTE 3 - COMMON STOCK

In November 2002, Medstretch issued 166,000 shares of common stock for $8,300 in cash.

In January, 2002 Medstretch issued 1,000,000 shares of common stock for $25,000 cash to an independent party for a commitment dated December 17, 2001.

On January 17, 2001, Medstretch issued 9,000,000 shares of common stock to Medstretch's president, Cindy Roach, in payment for services rendered as a consultant in the preparation of Medstretch's business plan.

On December 14, 2001, the Board of directors authorized Medstretch to issue 1,000,000 shares of common stock to a consultant for services performed. The common shares were valued at $25,000 and were issued in January 2002.

On March 10, 1999, the Board of Directors announced a two hundred to one split of Medstretch's common stock. This resulted in the issuance of 995,000 shares of common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

On March 10, 1999 the State of Nevada approved Medstretch's restated articles of incorporation which increased the authorized shares of common stock from 25,000 common shares to 100,000,000 common shares. The par value was changed from no par to $.001; accordingly common stock was decreased by $4,000 along with a corresponding increase of $4,000 to additional paid in capital. All share and per share amounts have been restated to reflect the retroactive effect of the changed in par value.


NOTE 4 - RELATED PARTY TRANSACTIONS

Medstretch neither owns nor leases any real or personal property. An officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. If a specific business opportunity becomes available, such persons may face a conflict of interest. A Company policy for handling such a conflict has not yet been formulated.


NOTE 5 - NOTE PAYABLE - SHAREHOLDER

Medstretch has an unsecured promissory note of $24,094 with a shareholder. The note bears interest at 8%. The promissory note and interest are payable upon demand.


NOTE 6 - EMPLOYEE STOCK PLANS

In December 2001, Medstretch adopted the 2001 Equity Performance Plan ("Plan") for its directors, officers, consultants and employees. Options issued will generally be granted at the fair market value of the common stock at the date of grant. Medstretch has reserved 3,000,000 shares of common stock under the plan. At March 28, 2003 no awards have been granted under this plan.

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

NAME                         AGE           POSITION

Dr. Kimberly Partridge       34            Chairman, President, Treasurer and
                                           Secretary

         Kimberly Partridge is a Doctor of Chiropractic. She graduated from the University of Toronto in 1992 with a Bachelor of Honors in Science. In 1996, Dr. Partridge graduated from the Canadian Memorial Chiropractic College with a Doctor of Chiropractic Degree, and began her professional chiropractic career with a two year tenure at Ceder Heights Chiropractic Clinic. Since 1998, Dr. Partridge has operated a private practice, known as the Yonge Sheppard Chiropractic Wellness Center located in Toronto, Ontario. Dr. Partridge is a member of the Ontario Chiropractic Association, Canadian Chiropractic Association, North York Chiropractic Society and the North York Chamber of Commerce. In addition to private practice treating individual patients for their complaints, Dr. Partridge offers various seminar and similar type of programs to Toronto based corporate and government clients.

         During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

         No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 28, 2003, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                         NUMBER OF            PERCENTAGE
                                          SHARES                  OF
   NAME OF PERSON OR GROUP                OWNED *             OWNERSHIP
   -----------------------               ---------            ----------
Dr. Kimberly Partridge (1) **            9,000,000               74.0%
Cindy Roach (2)                          1,000,000                8.2%
Mitchell Geisler (3)                     9,000,000               74.0%

All executive officers and
Directors as a group (one person)        9,000,000               74.0%

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

     3.01            Amendment to Articles of Incorporation (1)

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


ITEM 14. CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Dr. Kimberly Partridge, the Company's Chief Executive Officer and Chief Accounting Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      (Registrant)
                                                     MEDSTRETCH INC.

 Date: March 31, 2003                     By: /s/  Dr. Kimberly Partridge
                                              ---------------------------
                                              Dr. Kimberly Partridge, President,
                                              Treasurer, Secretary, & Director



In accordance with the Exchange Act, this report on Form 10KSB for the year ended December 31, 2002 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                       Title                          Date

 /s/ Dr. Kimberly Partridge      President, Treasurer,          March 31, 2003
 --------------------------      Secretary and Director
 Dr. Kimberly Partridge          (Chief Accounting Officer
                                 and Principal Financial Officer)

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Dr. Kimberly Partridge, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Medstretch Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                          /s/ Dr. Kimberly Partridge
                                              --------------------------
                                              Dr. Kimberly Partridge,
                                              President, Treasurer,
                                              Secretary, & Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Medstretch Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: March 31, 2003                        /s/  Dr. Kimberly Partridge
                                            ---------------------------
                                            Dr. Kimberly Partridge,
                                            President, Treasurer,
                                            Secretary, & Director