Form 10KSB/A
period 2002-12-31
MEDSTRETCH INC
filed 2003-04-21
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

           Securities registered pursuant to section 12(g) of the Act:
                                      None

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

3.01                 Amendment to Articles of Incorporation (1)

4.01                 Equity Performance Plan (1)

10.1                 Promissory Note of Registration to ZDG Investments Ltd. (1)

16.01                Letter on Change in Certifying Accountant (2)

23.1                 Consent of Malone & Bailey, PLLC (3)


(1) Incorporated by reference from Form SB-2, as amended, filed on March 8, 2002. SEC file number 333-76226.
(2) Incorporated by reference from Form 8-K filed on December 11, 2001. SEC file number 000-32517.
(3) Filed herewith.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB as amended for the year ended December 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant)  MEDSTRETCH INC.

                                            By  /s/ Dr. Kimberly Partridge
                                                --------------------------
                                                Dr. Kimberly Partridge,
                                                President, Treasurer, Secretary,
                                                & Director

                                          Date  April 21, 2003

In accordance with the Exchange Act, this report on Form 10KSB as amended for the year ended December 31, 2002 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                       Date

 /s/ Dr. Kimberly Partridge    President, Treasurer, Secretary    April 21, 2003
 --------------------------    and Director (Chief Accounting
 Dr. Kimberly Partridge        Officer and Principal Financial
                               Officer)