Form 10QSB
period 2003-03-31
MEDSTRETCH INC
filed 2003-05-14
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2003, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                PAGE
 -----------------------                                                ----

 PART I

   ITEM 1.  FINANCIAL STATEMENTS                                          3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                7
   ITEM 3.  CONTROLS AND PROCEDURES                                       9

 PART II

   ITEM 1.  LEGAL PROCEEDINGS                                            10
   ITEM 2.  CHANGES IN SECURITIES                                        10
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11
   ITEM 5.  OTHER INFORMATION                                            11
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             11

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                                 Medstretch Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                          March 31,      December 31,
                                                            2003            2002
                                                         -----------     -----------
                                                          Unaudited
ASSETS
   Current Assets:
      Cash                                               $     1,570     $     3,105
                                                         -----------     -----------
         TOTAL ASSETS                                    $     1,570     $     3,105
                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current Liabilities:
      Accounts Payable and Accrued Expenses              $    20,357     $    17,307
      Note Payable - Shareholder                              24,094          24,094
                                                         -----------     -----------
         Total Liabilities                                    44,451          41,401

   Stockholders' Equity (Deficit):
      Common Stock - $0.001 par value; 100,000,000
         shares authorized, 12,166,000 shares
         outstanding at March 31, 2003                        12,166          12,166
      Additional Paid-in Capital                              60,134          60,134
      Deficit Accumulated During the Development Stage      (115,181)       (110,596)
                                                         -----------     -----------
         Total Stockholders' Deficit                         (42,881)        (38,296)
                                                         -----------     -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     1,570     $     3,105
                                                         ===========     ===========

                        See notes to financial statements

                                Medstretch, Inc.
                          (A Development Stage Company)
                 Statement of Operations and Accumulated Deficit



                                                  Three Months       Three Months        Inception
                                                     Ended              Ended                To
                                                 March 31, 2003     March 31, 2002     March 31, 2003
                                                 --------------     --------------     --------------
                                                   Unaudited          Unaudited          Unaudited
REVENUES
  Revenues                                       $         --       $         --       $         --
                                                 --------------     --------------     --------------
     Gross Revenues                              $         --       $         --       $         --

EXPENSES
  General and Administrative                              4,585             17,859            113,242
  Interest Expense                                         --                 --                1,939
                                                 --------------     --------------     --------------
     Total Expenses                                       4,585             17,859            115,181

  Provision for Income Taxes                               --                 --                 --
                                                 --------------     --------------     --------------
  Net Loss                                               (4,585)           (17,859)          (115,181)
                                                 --------------     --------------     --------------

  Deficit Accumulated During the Development
   Stage at Beginning of Period                        (110,596)           (63,049)              --
                                                 --------------     --------------     --------------
  Deficit Accumulated During the Development
   Stage at End of Period                        $     (115,181)    $      (80,908)    $     (115,181)
                                                 ==============     ==============     ==============

  Net Loss per Share - Basic                     $        (0.00)    $        (0.00)
  Net Loss per Share - Diluted                   $        (0.00)    $        (0.00)

  Shares used in per Share Calculation:
   Basic                                             12,166,000         10,046,575
   Diluted                                           12,166,000         10,046,575

                        See notes to financial statements

                                 Medstretch Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                          During the Development Stage


                                                        Three Months       Three Months        Inception
                                                           Ended              Ended                To
                                                       March 31, 2003     March 31, 2002     March 31, 2003
                                                       --------------     --------------     --------------
                                                         Unaudited          Unaudited          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                            $       (4,585)    $      (17,859)    $     (115,181)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                              --                 --               39,000
   Provided by (Used in) Operations:
   Increase (Decrease) in Accounts Payable                      3,050              3,194             20,357
   Decrease (Increase) in Prepaid Expenses                       --                 --                 --
                                                       --------------     --------------     --------------
   NET CASH (USED) BY OPERATING ACTIVITIES                     (1,535)           (14,665)           (55,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable                       --                 (400)            24,094
   Issuance of Common Stock                                      --               25,000             33,300
                                                       --------------     --------------     --------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              --               24,600             57,394

   NET CHANGE IN CASH AND CASH EQUIVALENTS                     (1,535)             9,935              1,570

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                    3,105               --                 --
                                                       --------------     --------------     --------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                 $        1,570     $        9,935     $        1,570
                                                       ==============     ==============     ==============

                        See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2002 should be read in conjunction with this Quarterly Report on Form 10-QSB.

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

         Our software program, once developed, will require scheduled mini-breaks for workers during which they will be encouraged to undertake a series of demonstrated exercises to promote musculoskeletal health. The concept is that the proposed Medstretch software program will be installed on each user workstation whereby the user is requested to participate in two pre-scheduled health breaks each day. These will be in addition to any other breaks that participants may take. The proposed software would lead the user/participant through a series of easy exercises that will be intended to relieve musculoskeletal stress and strain and improve circulation. After the break, there will be an opportunity to log exercises and answer health related questions. We believe that the entities that use the proposed software will achieve the benefits of reduced absences from work for those types of preventable disorders and improve productivity. However, we can give no assurances that reduced absenteeism will occur from participating in the exercise programs suggested by our software.

         We also intend to offer various health-related consulting services. We will offer these services only if Medstretch commercially markets its first software product. Some of the consulting services we envision would include:
lectures to management on the advantages of wellness training for workers; development of stretch and exercise programs for use in specific workplaces which may be included in customizable software or supplemental to company software products; creation of early disorder identification programs for management and workers; seminars for management and workers to educate them on the need for wellness awareness; and demonstrations of stretch and exercise programs.

         We currently do not have any funding to commence development of our proposed software product nor do we have any commitments for funding from unrelated parties or any other agreements that will provide working capital. Our proposed products and services are solely in the conceptual stage. We anticipate that it will take up to about 20 months to implement those aspects of the business plan so as to be in a position to first commercially offer a software product.


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through March 31, 2003.

         Our operating expenses for the quarter ended March 31, 2003 were $4,585 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended March 31, 2002 totaled $17,859 and were also incurred in conjunction with our reporting obligations as well as the filing of a Form SB-2 registration statement with the SEC.

Liquidity and Capital Resources:

         The company has financed operations through the sale of 166,000 shares of common stock registered in 2002 and a 1,000,000 share private placement of common stock in 2002.

         We currently have minimum capital resources and we estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering, we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than management's non-binding commitment to fund basic operating needs for the next 24 months at this time. As of March 31, 2003 we have a note payable to a shareholder totaling $24,094.

         We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

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

New Accounting Pronouncements

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

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

MARKET FOR COMMON STOCK

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

a.  Exhibits

    None

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

                                   Date:  May 14, 2003

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

Date: May 14, 2003                               /s/ Dr. Kimberly Partridge
                                                 --------------------------
                                                 Dr. Kimberly Partridge,
                                                 President, Treasurer,
                                                 Secretary, & Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medstretch Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 14, 2003                              /s/ Dr. Kimberly Partridge
                                                --------------------------
                                                Dr. Kimberly Partridge,
                                                President, Treasurer,
                                                Secretary, & Director