Form 10QSB
period 2003-06-30
MEDSTRETCH INC
filed 2003-08-13
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

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
                                                           --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2003, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                 Medstretch Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                           Unaudited        Audited
                                                            June 30,      December 31,
                                                              2003            2002
                                                          ------------    ------------
ASSETS
  Current Assets:
     Cash                                                 $      1,050    $      3,105
                                                          ------------    ------------
        TOTAL ASSETS                                      $      1,050    $      3,105
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
     Accounts Payable and Accrued Expenses                $     23,264    $     17,307
     Note Payable - Shareholder                                 24,094          24,094
                                                          ------------    ------------
        Total Liabilities                                       47,358          41,401

  Stockholders' Deficit:
     Common Stock - $0.001 par value; 100,000,000
        shares authorized, 12,166,000 shares
        outstanding at June 30, 2003                            12,166          12,166
     Additional Paid-in Capital                                 60,134          60,134
     Deficit Accumulated During the Development Stage         (118,608)       (110,596)
                                                          ------------    ------------
        Total Stockholders' Deficit                            (46,308)        (38,296)
                                                          ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $      1,050    $      3,105
                                                          ============    ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                                 Medstretch Inc.
                          (A Development Stage Company)
                Statement of Operations and Accumulated Deficit


                                              Unaudited         Unaudited
                                            Three Months      Three Months
                                                Ended             Ended
                                            June 30, 2003     June 30, 2002
                                            -------------     -------------
REVENUES
   Revenues                                 $        --       $        --
                                            -------------     -------------
      Gross Revenues                        $        --       $        --

EXPENSES
   General and Administrative                       3,427            19,807
                                            -------------     -------------
      Total Expenses                                3,427            19,807

   Provision for Income Taxes                        --                --
                                            -------------     -------------
   Net Loss                                        (3,427)          (19,807)
                                            -------------     -------------

   Deficit Accumulated During
     the Development Stage at
     Beginning of Period                         (115,181)          (80,908)
                                            -------------     -------------
   Deficit Accumulated During
     the Development Stage at
     End of Period                          $    (118,608)    $    (100,715)
                                            =============     =============

   Net Loss per Share - Basic               $       (0.00)    $       (0.00)
   Net Loss per Share - Diluted             $       (0.00)    $       (0.00)

   Shares used in per Share Calculation:
    Basic                                      12,166,000        12,000,000
    Diluted                                    12,166,000        12,000,000


                        SEE NOTES TO FINANCIAL STATEMENTS

                                Medstretch, Inc.
                          (A Development Stage Company)
                Statement of Operations and Accumulated Deficit


                                              Unaudited         Unaudited         Unaudited
                                             Six Months        Six Months         Inception
                                                Ended             Ended              To
                                            June 30, 2003     June 30, 2002     June 30, 2003
                                            -------------     -------------     -------------
REVENUES
   Revenues                                 $        --       $        --       $        --
                                            -------------     -------------     -------------
      Gross Revenues                        $        --       $        --       $        --

EXPENSES
   General and Administrative                       8,012            37,666           116,669
   Interest Expense                                  --                --               1,939
                                            -------------     -------------     -------------
      Total Expenses                                8,012            37,666           118,608

   Provision for Income Taxes                        --                --                --
                                            -------------     -------------     -------------
   Net Loss                                        (8,012)          (37,666)         (118,608)
                                            -------------     -------------     -------------

   Deficit Accumulated During
     the Development Stage at
     Beginning of Period                         (110,596)          (63,049)             --
                                            -------------     -------------     -------------
   Deficit Accumulated During
     the Development Stage at
     End of Period                          $    (118,608)    $    (100,715)    $    (118,608)
                                            =============     =============     =============

   Net Loss per Share - Basic               $       (0.00)    $       (0.00)
   Net Loss per Share - Diluted             $       (0.00)    $       (0.00)

   Shares used in per Share Calculation:
    Basic                                      12,166,000        12,000,000
    Diluted                                    12,166,000        12,000,000


                        SEE NOTES TO FINANCIAL STATEMENTS

                                 Medstretch Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                          During the Development Stage

                                                          Unaudited         Unaudited         Unaudited
                                                         Six Months        Six Months         Inception
                                                            Ended             Ended              To
                                                        June 30, 2003     June 30, 2002     June 30, 2003
                                                        -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $      (8,012)    $     (37,666)    $    (118,608)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                              --                --              39,000
   Provided by (Used in) Operations:
   Increase (Decrease) in Accounts Payable                      5,957            16,271            23,264
   Decrease (Increase) in Prepaid Expenses                       --                --                --
                                                        -------------     -------------     -------------
   NET CASH (USED) BY OPERATING ACTIVITIES                     (2,055)          (21,395)          (56,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable                       --                (400)           24,094
   Issuance of Common Stock                                      --              25,000            33,300
                                                        -------------     -------------     -------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              --              24,600            57,394

   NET CHANGE IN CASH AND CASH EQUIVALENTS                     (2,055)            3,205             1,050

   CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                                    3,105              --                --
                                                        -------------     -------------     -------------
   CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                  $       1,050     $       3,205     $       1,050
                                                        =============     =============     =============

                        SEE NOTES TO FINANCIAL STATEMENTS

                                Medstretch, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through June 30, 2003.

         Our operating expenses for the quarter ended June 30, 2003 were $3,427 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended June 30, 2002 totaled $19,807 and were also incurred in conjunction with our reporting obligations as well as the filing of a Form SB-2 registration statement with the SEC.

         Operating expenses for the six months ended June 30, 2003 and June 30, 2002 were $8,012 and $37,666 respectively and were incurred for the same types of services discussed above.

Liquidity and Capital Resources:

         The company has financed operations through the sale of 166,000 shares of common stock registered in 2002 and a 1,000,000 share private placement of common stock in 2002.

         We currently have minimum capital resources and we estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering, we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than management's non-binding commitment to fund basic operating needs for the next 24 months at this time. As of June 30, 2003 we have a note payable to a shareholder totaling $24,094.

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

New Accounting Pronouncements

         In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position or results of its operations.

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

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                       Date:  August 13, 2003