Form 10QSB
period 2003-09-30
MEDSTRETCH INC
filed 2003-11-19
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

                        Commission File Number 000-32517


                                 MEDSTRETCH INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                       Nevada                         91-1997729
          -------------------------------         -------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)


       175 BRIGHTON AVENUE, NORTH YORK, ONTARIO, CANADA      M3H 4E3
       ------------------------------------------------     ----------
           (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code   (416) 540-3234
                                                          --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2003, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                 Medstretch Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                              Unaudited          Audited
                                                            September 30,      December 31,
                                                                2003              2002
                                                            -------------     -------------
ASSETS
   Current Assets:
       Cash                                                 $          60     $       3,105
                                                            -------------     -------------
          TOTAL ASSETS                                      $          60     $       3,105
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
       Accounts Payable and Accrued Expenses                $      29,596     $      17,307
       Note Payable - Shareholder                                  24,894            24,094
                                                            -------------     -------------
          Total Liabilities                                        54,490            41,401

   Stockholders' Deficit:
       Common Stock - $0.001 par value; 100,000,000
          shares authorized, 12,166,000 shares
          outstanding at September 30, 2003 and
          December 31,2002                                         12,166            12,166
       Additional Paid-in Capital                                  60,134            60,134
       Deficit Accumulated During the Development Stage          (126,729)         (110,596)
                                                            -------------     -------------
          Total Stockholders' Deficit                             (54,429)          (38,296)
                                                            -------------     -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $          60     $       3,105
                                                            =============     =============

                        See notes to financial statements

                                 Medstretch Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                                 Unaudited              Unaudited
                                                Three Months           Three Months
                                                   Ended                  Ended
                                             September 30, 2003     September 30, 2002
                                             ------------------     ------------------
REVENUES
   Revenues                                  $             --       $             --
                                             ------------------     ------------------
       Gross Revenues                        $             --       $             --

EXPENSES
   General and Administrative                             8,121                  2,171
                                             ------------------     ------------------
       Total Expenses                                     8,121                  2,171

   Provision for Income Taxes                              --                     --
                                             ------------------     ------------------
   Net Loss                                  $           (8,121)    $           (2,171)
                                             ==================     ==================

   Net Loss per Share - Basic and Diluted    $            (0.00)    $            (0.00)

   Shares used in per Share Calculation:
      Basic and Diluted                              12,166,000             12,000,000


                        See notes to financial statements

                                Medstretch, Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                                  Unaudited             Unaudited             Unaudited
                                                 Nine Months           Nine Months            Inception
                                                    Ended                 Ended                   To
                                              September 30, 2003    September 30, 2002    September 30, 2003
                                              ------------------    ------------------    ------------------
REVENUES
   Revenues                                   $             --      $             --      $             --
                                              ------------------    ------------------    ------------------
       Gross Revenues                         $             --      $             --      $             --

EXPENSES
   General and Administrative                             16,133                39,837               124,790
   Interest Expense                                         --                    --                   1,939
                                              ------------------    ------------------    ------------------
       Total Expenses                                     16,133                39,837               126,729

   Provision for Income Taxes                               --                    --                    --
                                              ------------------    ------------------    ------------------
   Net Loss                                              (16,133)              (39,837)             (126,729)
                                              ------------------    ------------------    ------------------
   Deficit Accumulated During the
      Development Stage at Beginning
      of Period                                         (110,596)              (63,049)                 --
                                              ------------------    ------------------    ------------------
   Deficit Accumulated During the
      Development Stage at End of Period      $         (126,729)   $         (102,886)   $         (126,729)
                                              ==================    ==================    ==================

   Net Loss per Share - Basic and Diluted           $      (0.00)         $      (0.00)

   Shares used in per Share Calculation:
      Basic and Diluted                               12,166,000            11,673,993


                        See notes to financial statements

                                 Medstretch Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                          During the Development Stage

                                                             Unaudited              Unaudited             Unaudited
                                                            Nine Months            Nine Months            Inception
                                                               Ended                  Ended                   To
                                                         September 30, 2003     September 30, 2002    September 30, 2003
                                                         ------------------     ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $          (16,133)    $          (39,837)   $         (126,729)
   Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                                    --                     --                  39,000
   Provided by (Used in) Operations:
   Increase (Decrease) in Accounts Payable                           12,288                 18,197                29,596
                                                         ------------------     ------------------    ------------------
   NET CASH (USED) BY OPERATING ACTIVITIES                           (3,845)               (21,640)              (58,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable                              800                   (400)               24,894
   Issuance of Common Stock                                            --                   25,000                33,300
                                                         ------------------     ------------------    ------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     800                 24,600                58,194

   NET CHANGE IN CASH AND CASH EQUIVALENTS                           (3,045)                 2,960                    60

   CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                                         3,105                   --                    --
                                                         ------------------     ------------------    ------------------

   CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                  $               60     $            2,960    $               60
                                                         ==================     ==================    ==================

                        See notes to financial statements

                                Medstretch, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through September 30, 2003.

         Our operating expenses for the quarter ended September 30, 2003 were $8,121 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended September 30, 2002 totaled $2,171 and were also incurred in conjunction with our reporting obligations with the SEC.

         Operating expenses for the nine months ended September 30, 2003 and September 30, 2002 were $16,133 and $39,837 respectively and were incurred for the same types of services discussed above. Prior year expenses also included additional accounting and legal fees that were incurred in connection with the filing of a Form SB-2 Registration Statement with the SEC.

Liquidity and Capital Resources:

         The company has financed operations through the sale of 166,000 shares of common stock registered in 2002 and a 1,000,000 share private placement of common stock in 2002.

         We currently have minimum capital resources and we estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering, we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than management's non-binding commitment to fund basic operating needs for the next 24 months at this time. As of September 30, 2003 we have a note payable to a shareholder totaling $24,894.

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

Description of Properties

         The offices of Medstretch recently relocated to 175 Brighton Ave. North York, Ontario, Canada. We currently utilize office space and office services provided to our executive officer pursuant to an oral agreement. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs for the foreseeable future.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

                                          Date: November 19, 2003