Form 10KSB
period 2003-12-31
MEDSTRETCH INC
filed 2004-04-14
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-32517


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
          NONE                                NONE


     Securities registered pursuant to section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of March 30, 2004, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2004, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                PAGE

 PART I

   ITEM 1.     DESCRIPTION OF BUSINESS                                    3
   ITEM 2.     DESCRIPTION OF PROPERTY                                    4
   ITEM 3.     LEGAL PROCEEDINGS                                          4
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        4


 PART II

   ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS                                      4
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION OR PLAN OF OPERATION                           5
   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                7
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                     15
   ITEM 8A.    CONTROLS AND PROCEDURES                                   15


 PART III

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                 OF THE EXCHANGE ACT                                     15
   ITEM 10.    EXECUTIVE COMPENSATION                                    17
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT                                              17
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            18
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                          18
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                    19

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

         It is also the business objective that in conjunction with the software products, the company will offer various consulting opportunities. These offerings will only be considered if Medstretch commercially markets its first product and would probably not be available until six-months to a year after the first market launch. These potential consulting services would include:

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

         We do not have any funding to commence development of our proposed software product or conduct any other developmental operations at this time nor do we have any commitments for funding from unrelated parties or any other agreements that will provide working capital. Our proposed products and services are solely in the conceptual stage. We anticipate that it will take up to about 20 months once we receive adequate funding to implement those aspects of the business plan so as to be in a position to first commercially offer a software product.

ITEM 2.  DESCRIPTION OF PROPERTY

         The offices of Medstretch are located at 175 Brighton Avenue, North York, Ontario, Canada M3H 4E3. We currently utilize office space and office services provided to our executive officer pursuant to an oral agreement. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. We believe that this facility is adequate to meet our corporate needs for the foreseeable future.

Employees

         Our only employee is Dr. Kimberly Partridge, our president, secretary and sole director who is working part-time on a non-salaried basis while we are in the development stage. Once adequate funding is secured, we anticipate that staffing requirements during the development stage will include a computer programmer, a marketing representative and a sales representative. If we are successful in fully implementing our current business plan, we anticipate the need for seminar leaders, accounting and general administrative personnel. We may also have to hire computer support personnel. These anticipated employees will be phased in as product development is undertaken and the product is marketed.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


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

         Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

         The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

         The financial information set forth in the following discussion should be read with the financial statements of Medstretch, included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through December 31, 2003.

         Our operating expenses for the year ended December 31, 2003 were $18,982 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees.

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

         We have incurred a cumulative net loss since inception through December 31, 2003 of $129,578.

Liquidity and Capital Resources:

         The company has financed operations through the sale of 166,000 shares of common stock registered in 2002 and a 1,000,000 share private placement of common stock in 2002.

         We currently have minimum capital resources and we estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year, however, if we raise less than the full amount of the offering, we believe we will still be able to pursue our business objectives by adjusting our business plan. This would include reducing our expenditures in such areas as marketing, sales, consulting fees and outside Beta testing. We have no financing commitments other than management's non-binding commitment to fund basic operating needs for the next 24 months at this time. As of December 31, 2003 we have a note payable to a shareholder totaling $24,894.

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



                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                      PAGE

Report of Malone & Bailey, PLLC independent accountants                F-1

Balance Sheet for the year ended December 31, 2003                     F-2

Statement of Operations for the years ended December 31,
2003 and December 31, 2002 and inception to December 31, 2003          F-3

Statement of Stockholders' Equity (Deficit) for period from
December 31, 1996 (Inception) through December 31, 2003                F-4

Statement of Cash Flows for the years ended December 31, 2003
and December 31, 2002 and inception to December 31, 2003               F-5

Notes to Financial Statements                                          F-6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Medstretch, Inc.
Toronto, Ontario, Canada

We have audited the accompanying balance sheet of Medstretch, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended and for the period from December 31, 1996 (Inception) through December 31, 2003. These financial statements are the responsibility of Medstretch's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medstretch, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years then ended and for the period from December 31, 1996 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 14, 2004

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2003


                                     ASSETS
Current assets:
   Cash                                                               $      83
                                                                      ---------
                                                                      $      83
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                              $  32,468
   Note payable - shareholder                                            24,894
                                                                      ---------
      Total current liabilities                                          57,362
                                                                      ---------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 100,000,000
     shares authorized, 12,166,000 shares issued
     and outstanding                                                     12,166
   Additional paid in capital                                            60,134
   Deficit accumulated during the development stage                    (129,578)
                                                                      ---------
      Total Stockholders' Deficit                                       (57,278)
                                                                      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      83
                                                                      =========



              See accompanying summary of accounting policies and
                         notes to financial statements.

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                     Years Ended December 31, 2003 and 2002
     and Period from December 31, 1996 (Inception) Through December 31, 2003


                                                                    Inception
                                   Years ended December 31,          through
                                 -----------------------------     December 31,
                                     2003             2002             2003
                                 ------------     ------------     ------------

  General and administrative     $     17,038     $     45,619     $    125,695

  Interest expense                      1,944            1,928            3,883
                                 ------------     ------------     ------------

  Net loss                       $    (18,982)    $    (47,547)    $   (129,578)
                                 ============     ============     ============

  Net loss per share:
   Basic and diluted             $      (0.00)    $      (0.00)
                                 ============     ============

  Weighted average shares
  outstanding:
   Basic and diluted               12,166,000       11,979,825
                                 ============     ============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       Period From December 31, 1996 (Inception) through December 31, 2003

                                                                               Deficit
                                                                             Accumulated
                                      Common Stock            Additional     During the
                                -------------------------      Paid-in       Development
                                  Shares        Amount         Capital          Stage          Total
                                ----------     ----------     ----------     -----------     ----------
Issuance of common stock
  for services                   1,000,000     $    1,000     $    4,000     $      --       $    5,000
Net Loss - 1996                       --             --             --            (5,000)        (5,000)
Net Loss - 1997                       --             --             --              (300)          (300)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1999              1,000,000          1,000          4,000          (5,300)          (300)
Issuance of common stock
  for services                   9,000,000          9,000           --              --            9,000
Net loss                              --             --             --            (9,000)        (9,000)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2000             10,000,000         10,000          4,000         (14,300)          (300)
Issuance of common stock
  for services                   1,000,000          1,000         24,000            --           25,000
Net loss                              --             --             --           (48,749)       (48,749)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2001             11,000,000         11,000         28,000         (63,049)       (24,049)
Issuance of common stock
  for services                   1,166,000          1,166         32,134            --           33,300
Net loss                              --             --             --           (48,749)       (48,749)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2002             12,166,000         12,166         60,134        (110,596)       (38,296)
Net loss                              --             --             --           (18,982)       (47,547)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2003             12,166,000     $   12,166     $   60,134     $  (129,578)    $  (57,278)
                                ==========     ==========     ==========     ===========     ==========


                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                      Years Ended December 31,2003 and 2002
     and Period from December 31, 1996 (Inception) Through December 31, 2003


                                                                                   Inception
                                                    Years ended December 31,        through
                                                    ------------------------      December 31,
                                                      2003           2002            2003
                                                    ---------      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (18,982)     $ (47,547)     $  (129,578)

   Adjustments to reconcile net deficit to
    cash used by operating activities:
    Common stock issued for services                     --             --             39,000

   Net change in:
    Prepaid expenses                                     --            2,500             --
    Accounts payable and accrued expenses              15,160         15,252           32,467
                                                    ---------      ---------      -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                (3,822)       (29,795)         (58,111)
                                                    ---------      ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                --           33,300           33,300
   Payments on notes payable - shareholder               --             (400)            (400)
   Proceeds from note payable - shareholder               800           --             25,294
                                                    ---------      ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES                      800         32,900           57,394
                                                    ---------      ---------      -----------

NET INCREASE (DECREASE) IN CASH                        (3,022)         3,105               83
   Cash, beginning of period                            3,105           --               --
                                                    ---------      ---------      -----------
   Cash, end of period                              $      83      $   3,105      $        83
                                                    =========      =========      ===========


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


NOTE 2 - INCOME TAXES

Medstretch has not yet realized income and as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to Medstretch's lack of operations to provide income to use the net operating loss carryover of $129,000 that expires in years 2011 through 2023.

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

On March 10, 1999, the Board of Directors announced a two-hundred for one split of Medstretch's common stock. This resulted in the issuance of 995,000 shares of common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

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


NOTE 5 - NOTE PAYABLE - SHAREHOLDER

Medstretch has an unsecured promissory note of $24,894 with a shareholder. The note bears interest at 8%. The promissory note and interest are payable upon demand.


NOTE 6 - EMPLOYEE STOCK PLANS

In December 2001, Medstretch adopted the 2001 Equity Performance Plan ("Plan") for its directors, officers, consultants and employees. Options issued will generally be granted at the fair market value of the common stock at the date of grant. Medstretch has reserved 3,000,000 shares of common stock under the plan. At April 14, 2004 no awards have been granted under this plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM 8A. CONTROLS AND PROCEDURES

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.


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

NAME                          AGE           POSITION

Dr. Kimberly Partridge         35           Chairman, President, Treasurer and
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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Commission. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2003, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2003, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2003.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

         1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.
         2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.
         3)   Compliance with applicable government laws, rules and regulations.
         4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
         5)   Accountability for adherence to the code.

         We have not adopted a corporate code of ethics. Our board of directors is considering establishing such a code of ethics once we add additional personnel.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 30, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                                 NUMBER OF       PERCENTAGE
                                                  SHARES             OF
              NAME OF PERSON OR GROUP             OWNED *        OWNERSHIP
         ---------------------------------      ----------       ----------

         Dr. Kimberly Partridge (1) **           9,000,000            74.0%
         Cindy Roach (2)                         1,000,000             8.2%
         Mitchell Geisler (3)                    9,000,000            74.0%

         All executive officers and
         Directors as a group (one person)       9,000,000            74.0%


 ------------

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

         (1) Dr. Kimberly Partridge's business address is 175 Brighton Avenue, North York, Ontario, Canada M3H 4E3. Dr. Partridge's spouse is Mr. Mitchell Geisler. Includes the 1,000,000 shares owned by Mr. Geisler but as to which she disclaims beneficial ownership.
         (2) Cindy Roach's business address is 60 Waverly Road, Toronto, Ontario M4L 3T1 Canada.
         (3) Mitchell Geisler's business address is 157 Adelaide Street West, Suite 600, Toronto, Ontario, M5H 4E7. Mr. Geisler's spouse is Dr. Partridge. Includes the 8,000,000 shares owned by Dr. Partridge but as to which he disclaims beneficial ownership.

         There are currently no outstanding options or warrants to purchase shares of our stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

         Exhibit Number       Name of Exhibit
         --------------       --------------------------------------------------
         4.01                 Equity Performance Plan (2)

         23.1                 Consent of Malone & Bailey (1)

         31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

         31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

         32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)


         (1)  Filed herewith.
         (2) Incorporated by reference from Form SB-2, as amended, filed on March 8, 2002. SEC file number 333-76226.

         b. Reports on Form 8-K

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $4,000 for each of the fiscal years ended December 31, 2003 and December 31, 2002 to Malone & Bailey, PLLC, our current independent accountants.

Audit-Related Fees

         None

Tax Fees

         None

All Other Fees

         None

Audit committee policies & procedures

         The company does not currently have a standing audit committee. The above services were approved by the company's Board of Directors.

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

                                        Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                      Date
 --------------------------    -------------------------------    --------------

 /s/ Dr. Kimberly Partridge    President, Treasurer, Secretary    April 14, 2004
 --------------------------    and Director (Chief Accounting
 Dr. Kimberly Partridge        Officer and Principal Financial
                               Officer)