Form 10QSB
period 2004-03-31
MEDSTRETCH INC
filed 2004-05-17
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2004, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                              PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                       3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             9
  ITEM 3.   CONTROLS AND PROCEDURES                                   11

PART II

  ITEM 1.   LEGAL PROCEEDINGS                                         12
  ITEM 2.   CHANGES IN SECURITIES                                     12
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                           12
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12
  ITEM 5.   OTHER INFORMATION                                         12
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004


                                     ASSETS
Current Assets:
   Cash                                                          $      68
                                                                 ---------
      TOTAL ASSETS                                               $      68
                                                                 =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable and Accrued Expenses                         $  32,015
   Note Payable - Shareholder                                       24,894
                                                                 ---------
      Total Current Liabilities                                     56,909
                                                                 ---------

Stockholders' Deficit:
   Common Stock - $0.001 par value;
     100,000,000 shares authorized,
     12,166,000 shares outstanding
     at March 31, 2004                                              12,166
   Additional Paid-in Capital                                       60,134
   Deficit Accumulated During the
     Development Stage                                            (129,140)
                                                                 ---------
      Total Stockholders' Deficit                                  (56,840)
                                                                 ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $      68
                                                                 =========

              See accompanying summary of accounting policies and
                         notes to financial statements.

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                              Three Months      Three Months       Inception
                                                 Ended             Ended               To
                                             March 31, 2004    March 31, 2003    March 31, 2004
                                             --------------    --------------    --------------
EXPENSES
   General and Administrative Expenses       $         (935)   $        4,585    $      124,760
   Interest Expense                                     497              --               4,380
                                             --------------    --------------    --------------
      Total Expenses                                   (438)            4,585           129,140

                                             --------------    --------------    --------------
   Net Income (Loss)                         $          438    $       (4,585)   $     (129,140)
                                             ==============    ==============    ==============

   Net Income (Loss) per Share:
      Basic and diluted                      $         0.00    $        (0.00)
                                             ==============    ==============

   Weighted average shares outstanding:
      Basic and diluted                          12,166,000        12,166,000


                See accompanying summary of accounting policies
                       and notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        Period From December 31, 1996 (Inception) through March 31, 2004

                                                                               Deficit
                                                                             Accumulated
                                      Common Stock            Additional     During the
                                -------------------------      Paid-in       Development
                                  Shares        Amount         Capital          Stage          Total
                                ----------     ----------     ----------     -----------     ----------
Issuance of common stock
  for services                   1,000,000     $    1,000     $    4,000     $      --       $    5,000

Net Loss - 1996                       --             --             --            (5,000)        (5,000)

Net Loss - 1997                       --             --             --              (300)          (300)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 1999              1,000,000          1,000          4,000          (5,300)          (300)

Issuance of common stock
  for services                   9,000,000          9,000           --              --            9,000

Net loss                              --             --             --            (9,000)        (9,000)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2000             10,000,000         10,000          4,000         (14,300)          (300)

Issuance of common stock
  for services                   1,000,000          1,000         24,000            --           25,000

Net loss                              --             --             --           (48,749)       (48,749)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2001             11,000,000         11,000         28,000         (63,049)       (24,049)

Issuance of common stock
  for services                   1,166,000          1,166         32,134            --           33,300

Net loss                              --             --             --           (48,749)       (48,749)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2002             12,166,000         12,166         60,134        (110,596)       (38,296)

Net loss                              --             --             --           (18,982)       (47,547)
                                ----------     ----------     ----------     -----------     ----------
Balance,
  December 31, 2003             12,166,000     $   12,166     $   60,134     $  (129,578)    $  (57,278)
                                ==========     ==========     ==========     ===========     ==========

Net Loss                              --             --             --               438            438
                                ----------     ----------     ----------     -----------     ----------

Balance, March 31, 2004         12,166,000     $   12,166     $   60,134     $  (129,140)    $  (56,840)
                                ==========     ==========     ==========     ===========     ==========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                        Inception
                                                              Three Months Ended           To
                                                            March 31,     March 31,     March 31,
                                                              2004          2003          2004
                                                            ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                              $     438     $  (4,585)    $(129,140)

   Adjustments to Reconcile Net Loss to Cash:
      Common Stock Issued for Services                           --            --          39,000

   Net Change in:
      Increase (Decrease) in Accounts Payable
        and Accrued Expenses                                     (453)        3,050        32,013
      Decrease (Increase) in Prepaid Expenses                    --            --            --
                                                            ---------     ---------     ---------
      NET CASH USED BY OPERATING ACTIVITIES                       (15)       (1,535)      (58,127)
                                                            ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (Repayment) from Notes Payable - Shareholder         --            --          24,894
   Proceeds from the Sale of Common Stock                        --            --          33,300
                                                            ---------     ---------     ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                     --            --          58,194
                                                            ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH                                   (15)       (1,535)           68
   Cash - Beginning of Period                                      83         3,105          --
                                                            ---------     ---------     ---------

   Cash - End of Period                                     $      68     $   1,570     $      68
                                                            =========     =========     =========

               See accompanying summary of accounting policies and
                         notes to financial statements.

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Medstretch, Inc. ("Medstretch") is a development stage company in accordance with SFAS No. 7, with no current business operations as of March 31, 2004. Medstretch was incorporated in Nevada on December 31, 1996 under the name Dynamic Reality Incorporated. On January 29, 2002, Medstretch changed its name to Medstretch, Inc. Medstretch is devoted to the study and practice of personal wellness and preventative health care. Medstretch plans to design, launch and market motivational, interactive wellness products and services.

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


NOTE 2 - INCOME TAXES

Medstretch has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2003 a deferred tax asset has not been recorded due to Medstretch's lack of operations to provide income to use the net operating loss carryover of $129,000 that expires in years 2011 through 2022.


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

On March 10, 1999 the State of Nevada approved Medstretch's restated articles of incorporation, which increased the authorized shares of common stock from 25,000 common shares to 100,000,000 common shares. The par value was changed from no par to $.001; accordingly common stock was decreased by $4,000 along with a corresponding increase of $4,000 to additional paid in capital. All share and per share amounts have been restated to reflect the retroactive effect of the changed in par value.


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


NOTE 6 - EMPLOYEE STOCK PLANS

In December 2001, Medstretch adopted the 2001 Equity Performance Plan ("Plan") for its directors, officers, consultants and employees. Options issued will generally be granted at the fair market value of the common stock at the date of grant. Medstretch has reserved 3,000,000 shares of common stock under the plan. At March 31, 2004 no awards have been granted under this plan.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through March 31, 2004.

         Our operating expenses for the quarter ended March 31, 2004 were a negative $438. During the quarter we received a credit from our stock transfer company. In addition we incurred $497 in accrued interest on our note payable to shareholder. Operating expenses for the prior year quarter ended March 31, 2003 totaled $4,585 and were incurred in conjunction with our reporting obligations with the SEC.

Liquidity and Capital Resources:

         The company has financed operations through the sale of 166,000 shares of common stock registered in 2002 and a 1,000,000 share private placement of common stock in 2002 as well as loans from a shareholder.

         We currently have no capital resources and we estimate that we will need approximately $500,000 to fund our operations and fully implement our current business plan during the first year. We have no financing commitments other than management's non-binding commitment to fund basic operating needs for the next 24 months at this time. As of March 31, 2004 we have a note payable to a shareholder totaling $24,894.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

                                         Date:  May 17, 2004