Form 10QSB
period 2004-06-30
MEDSTRETCH INC
filed 2004-08-20
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2004, the Company had outstanding 12,166,000 shares of its common stock, par value $0.001.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004


                                     ASSETS
Current Assets:
   Cash                                                            $      61
                                                                   ---------
      TOTAL ASSETS                                                 $      61
                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable and Accrued Expenses                           $  32,906
   Due to Shareholders                                                 4,000
   Note Payable - Shareholder                                         24,894
                                                                   ---------
      Total Current Liabilities                                       61,800
                                                                   ---------

Stockholders' Deficit:
   Common Stock - $0.001 par value; 100,000,000
      shares authorized, 12,166,000 shares
      outstanding at June 30, 2004                                    12,166
   Additional Paid-in Capital                                         60,134
   Deficit Accumulated During the Development Stage                 (134,039)
                                                                   ---------
      Total Stockholders' Deficit                                    (61,739)
                                                                   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      61
                                                                   =========

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                       Three Months Ended
                                                    June 30,         June 30,
                                                      2004             2003
                                                  ------------     ------------
EXPENSES
    General and Administrative Expenses           $      4,402     $      3,427
    Interest Expense                                       497             --
                                                  ------------     ------------
       Total Expenses                                    4,899            3,427

                                                  ------------     ------------
    Net Income (Loss)                             $     (4,899)    $     (3,427)
                                                  ============     ============


    Net Income (Loss) per Share:
     Basic and diluted                            $      (0.00)    $      (0.00)
                                                  ============     ============

    Weighted average shares outstanding:
     Basic and diluted                              12,166,000       12,166,000

                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                   Six Months       Six Months
                                                     Ended            Ended         Inception To
                                                    June 30,         June 30,         June 30,
                                                      2004             2003             2004
                                                  ------------     ------------     ------------
EXPENSES
   General and Administrative Expenses            $      3,467     $      8,012     $    129,162
   Interest Expense                                        993             --              4,877
                                                  ------------     ------------     ------------
      Total Expenses                                     4,460            8,012          134,038

                                                  ------------     ------------     ------------
   Net Income (Loss)                              $     (4,460)    $     (8,012)    $   (134,038)
                                                  ============     ============     ============


   Net Income (Loss) per Share:
    Basic and diluted                             $      (0.00)    $      (0.00)
                                                  ============     ============

   Weighted average shares outstanding:
    Basic and diluted                               12,166,000       12,166,000


                                 MEDSTRETCH INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                      Six Months       Six Months
                                                        Ended            Ended         Inception To
                                                       June 30,         June 30,         June 30,
                                                         2004             2003             2004
                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                         $     (4,460)    $     (8,012)    $   (134,038)

    Adjustments to Reconcile Net Loss to Cash:
     Common Stock Issued for Services                        --               --             39,000

    Net Change in:
     Increase (Decrease) in Accounts Payable
      and Accrued Expenses                                    438            5,957           32,905
     Decrease (Increase) in Prepaid Expenses                 --               --               --
                                                     ------------     ------------     ------------
    NET CASH USED BY OPERATING ACTIVITIES                  (4,022)          (2,055)         (62,133)
                                                     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (Repayment) from Notes
     Payable - Shareholder                                  4,000             --             28,894
    Proceeds from the Sale of Common Stock                   --               --             33,300
                                                     ------------     ------------     ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               4,000             --             62,194
                                                     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                               (22)          (2,055)               61
    Cash - Beginning of Period                                 83            3,105               --
                                                     ------------     ------------     ------------

    Cash - End of Period                             $         61     $      1,050     $         61
                                                     ============     ============     ============

                                MEDSTRETCH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Medstretch have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Medstretch's audited consolidated financial statements and notes thereto included in Medstretch's Form 10-KSB for the year ended December 31, 2003. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and six months ended June 30, 2004 are not necessarily indicative of the results which can be expected for the entire year.

NOTE 2 - NOTE PAYABLE - SHAREHOLDER

Medstretch has an unsecured promissory note of $24,894 with a shareholder. The note bears interest at 8%. The promissory note and interest are payable upon demand. During the quarter ended June 30, 2004 Medstretch received an additional $4,000 in short-term loans from 2 shareholders.

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

Proposed Business Operations prior to August 2, 2004

         Medstretch was incorporated in the State of Nevada on December 31, 1996, under the name Dynamic Reality, Inc. On January 29, 2002, the company changed its name to Medstretch Inc. to more accurately reflect the new business direction of the company.

         Medstretch is in the development stage. Our business plan was to develop a computer software program that would address certain musculoskeletal health issues arising from extended hours at computer workstations.

         We did not have any funding to commence development of our proposed software product or conduct any other developmental operations at this time nor did we have any commitments for funding from unrelated parties or any other agreements that would provide working capital. Our proposed products and services have been solely in the conceptual stage.

Proposed Business Operations after August 2, 2004

         On August 2, 2004 we entered into a share exchange agreement with the current stockholders of Pride Business Development Group, a Nevada corporation ("Pride"), by which transaction Pride will become a wholly owned subsidiary of Medstretch. Pride will continue as a separate corporation under the laws of the State of Nevada.

         The share exchange agreement provides that Medstretch will issue an aggregate of 8,500,000 shares of common stock in exchange for all the outstanding capital stock of Pride, consisting of 100 shares of common stock. The closing date for the share exchange is anticipated to be in August 2004. After the new issuance, taking into effect the contribution to capital, which is a condition set forth in the share exchange agreement, the total outstanding shares of Medstretch will be 10,000,000 as of the closing date. Of these, 8,500,000 shares, representing 85% of the outstanding shares of common stock, will be held by the new management of Medstretch. The share exchange agreement also provides that Dr. Kim Partridge, the current director and officer of Medstretch, will resign as director and officer and will be replaced with Mr. Ari Markow and Ms. Francine Markow as directors and also the principal officers of Medstretch. Ari Markow is the son of Francine Markow.

         In conjunction with the share exchange, Medstretch will dispose of all of its assets, including its intellectual property assets, relating to the muscular - skeletal programs that it sought to develop and market. Medstretch and Pride have determined that these assets have no current value, and they do not fit with the future business plans that the Pride management has for Medstretch. These assets will be transferred to Dr. Kim Partridge, the current majority stockholder of Medstretch in return for the contribution to capital of all the common stock of which she is the holder, so that all of such shares, aggregating 8,000,000 shares, will be cancelled and returned to the status of authorized but unissued shares of common stock. In addition, as part of the capital restructuring of Medstretch for this transaction, an aggregate of an additional 2,666,000 shares will be contributed to the capital of Medstretch by certain of the stockholders, all of such shares to be cancelled and returned to the status of authorized but unissued shares of common stock.

         As a result of the issuance and contribution to capital of various shares of common stock, after the exchange and return of shares there will be a change of control of the company.

Business of Pride

         Pride is a development stage company, the principal assets of which are certain worldwide exclusive license agreements for the use of certain registered tradenames and trademarks in connection with certain products focused on the Homeland Security marketplace. Licensed tradenames and trademarks include Smith & Wesson (TM) , and certain other trademarks and tradenames owned by Smith & Wesson Holding Corporation, in connection with body armor, vehicle armor and automated external defibrillators. Pride also holds a worldwide exclusive license for the use of the tradename of HeartBeat(TM) in connection with automated external defibrillators. Pride has also entered into long-term agreements pertaining to the manufacture and design of its line of body armor and automated external defibrillators. After the share exchange, the management of Pride, plans to pursue its business plan of becoming the number one source for the unique, yet ever growing list of equipment and material demanded by the Homeland Security marketplace.

         Once the share exchange is completed, it is anticipated that Medstretch will take action to change the name of the company to more closely reflect the business of Pride Business Development Group.


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We are in the development stage and have had no revenues since our inception (December 31, 1996) through June 30, 2004.

         Our operating expenses for the quarter ended June 30, 2004 were $4,899. Of this amount, $4,402 were incurred in conjunction with SEC reporting requirements and various operating expenses. In addition, we incurred $497 in accrued interest on our note payable to a shareholder. Operating expenses for the prior year quarter ended June 30, 2003 totaled $3,427 and were also incurred for our reporting obligations with the SEC.

Liquidity and Capital Resources:

         We currently have no capital resources. We have no financing commitments other than management's non-binding commitment to fund basic operating needs. As of June 30, 2004 we have a note payable to a shareholder totaling $24,894. During the quarter ended June 30, 2004 we received an additional $4,000 in short-term loans from 2 shareholders.

         Because Pride is in the development stage, it currently has minimal revenues and is incurring expenses from its operations. No specific value has been assigned to Pride's principal assets in that they are intangible in form. To date, approximately $900,000 has been spent by Pride in developing its current principle assets. Pride currently has cash and working capital of approximately $100,000. Its liabilities consist of loans outstanding in the approximate amount of $700,000. Pride will need substantial capital for it to implement its business plan. It is negotiating with sources for investment capital, but does not have any commitments from these sources at this time.

         We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

Officers and Directors

         Effective upon the completion of the transactions under the share exchange agreement our board of directors will be reconstituted and fixed at three directors. On that date Dr. Kim Partridge will resign as the sole director and officer and Mr. Ari Markow and Ms. Francine Markow will be appointed as directors and shall constitute the entire board of directors immediately following the closing of the transactions contemplated by the share exchange agreement. The new directors will also be appointed to executive positions with the company.

         Each member of our board of directors serves a term of one year or from the date of election until the end of the designated term and until the successor is elected and qualified.

         Executive Officers and Directors After the Closing of the Share Exchange Agreement

 Name                        Age         Position
 -------------------         ---         --------------------------------------

 Mr. Ari Markow               34         Director, President and Treasurer
 Ms. Francine Markow          53         Chairman of the Board, Vice President
                                         and Secretary

         Ari Markow, age 34, currently serves as the President, Treasurer, and a member of the Board of Directors of Pride Business Development Group. Prior to joining Pride Business Development Group in May of 2003, Mr. Markow served as General Counsel and Vice President to a privately held business consulting firm specializing in assisting small private and public emerging growth companies in managing and realizing their goals with respect to their business operations, growth potential and financing needs. Prior thereto, Mr. Markow practiced securities and corporate law and litigation at two separate Los Angeles, California based law firms where he represented the interests of a variety of private and public companies with respect to SEC compliance issues, mergers, acquisitions, restructuring transactions and general corporate matters. Mr. Markow has been a member of the California State Bar since 1996.

         Francine Markow, age 53, currently serves as Corporate Secretary, Vice President and Chairman of the Board of Directors of Pride Business Development Group. She holds a Bachelor of Arts Degree in Speech Communication from California State University, Northridge. Prior to joining Pride Business Development Group in May of 2003, Mrs. Markow founded and helped build a corporate service company located in Los Angeles, California which acts as a full service filing agent for small public corporations and offers general public relations and consulting services to its corporate clients. She continues to serve as an officer and director of the corporate service company. Since 1993 Mrs. Markow has volunteered her services to the Simon Wiesenthal Center's Museum of Tolerance located in Los Angeles, California, as both a docent and facilitator for their Tools For Tolerance Program, dedicated to diversity training for corporations and educators.

Executive Compensation

         Prior to the share exchange we have not paid any cash compensation or other benefits to our executive officers.

         After  the  share   exchange,   compensation   arrangements   that  are
commensurate with the type of business Pride is involved in and the stage of development Pride has currently obtained will be implemented.

         Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and reimbursement plan.

Description of Properties

         The offices of Medstretch recently relocated to 175 Brighton Ave. North York, Ontario, Canada. We have been utilizing office space and office services provided to our executive officer pursuant to an oral agreement. We currently do not pay any amount for the office space or services. Any costs of this office are considered immaterial to the financial statements and accordingly are not reflected therein. It is anticipated that upon the completion of the change of control that the executive offices of Medstretch will be relocated.

New Accounting Pronouncements

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

                                   (Registrant) MEDSTRETCH INC.


                                            By: /s/ Dr. Kimberly Partridge
                                                ----------------------------
                                                Dr. Kimberly Partridge,
                                                President, Treasurer, Secretary,
                                                & Director

                                          Date: August 20, 2004