Form 10QSB
period 2004-09-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2004-11-22
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2004

                        Commission File Number 000-32517


                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly MEDSTRETCH INC.)
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                       Nevada                       91-1997729
           -------------------------------      -------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)

     15760 Ventura Boulevard, Suite 1020 Encino, California      91436
     ------------------------------------------------------    ----------
            (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code   (866) 868-0461


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 21, 2004, the Company had outstanding 11,500,000 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                               PAGE

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                        3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              9
  ITEM 3.   CONTROLS AND PROCEDURES                                    14

PART II

  ITEM 1.   LEGAL PROCEEDINGS                                          15
  ITEM 2.   CHANGES IN SECURITIES                                      15
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            15
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        15
  ITEM 5.   OTHER INFORMATION                                          15
  ITEM 6.   EXHIBITS                                                   16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


EXPLANATORY NOTE

Malone & Bailey, PLLC, the Company's independent public accountants have not reviewed the financial statements included in this quarterly report. The Company is currently undergoing an audit of Pride Business Development Group, Inc. which was acquired by the Company in a reverse merger in August 2004. The Company will file an amended Form 10-QSB once the results of the audit and the interim reviews of the proforma financial statements have been completed.


                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                               September 30, 2004


                                     ASSETS
Current Assets:
   Cash                                                             $ 187,128
   Accounts Receivable                                                  8,777
                                                                    ---------
       Total Current Assets                                           195,905

Other Assets:
   Prepaid Trademark License                                           25,000
                                                                    ---------
       TOTAL ASSETS                                                 $ 220,905
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable and Accrued Expenses                            $  29,595
   Loan Payable - Global                                                3,500
   Note Payable                                                       634,850
   Note Payable - Shareholder                                            --
                                                                    ---------
       Total Current Liabilities                                      667,945
                                                                    ---------

Stockholders' Deficit:
   Common Stock - $0.001 par value; 100,000,000
     shares authorized, 11,500,000 shares
     outstanding at September 30, 2004                                 11,500
   Additional Paid-in Capital                                         407,510
   Deficit Accumulated During the Development Stage                  (866,050)
                                                                    ---------
       Total Stockholders' Deficit                                   (447,040)
                                                                    ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $ 220,905
                                                                    =========

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months
                                                   Ended
                                               September 30,     September 30,
                                                   2004              2003
                                               -------------     -------------
REVENUE
   Sales                                       $      10,645     $        --
   Cost of Goods Sold                                  6,743              --
                                               -------------     -------------
   Gross Profit                                        3,902              --

EXPENSES
   General and Administrative Expenses               735,915             8,121
   Interest Expense                                     --                --
                                               -------------     -------------
      Total Expenses                                 735,915             8,121

                                               -------------     -------------
   Net Income (Loss)                           $    (732,013)    $      (8,121)
                                               =============     =============

   Net Income (Loss) per Share:
     Basic and diluted                         $       (0.08)    $       (0.00)
                                               =============     =============

   Weighted average shares outstanding:
    Basic and diluted                              8,908,978        12,166,000


                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Nine Months
                                                 Ended                           Inception To
                                             September 30,     September 30,     September 30,
                                                 2004              2003              2004
                                             -------------     -------------     -------------
REVENUE
  Sales                                      $      10,645     $        --       $      10,645
  Cost of Goods Sold                                 6,743              --               6,743
                                             -------------     -------------     -------------
  Gross Profit                                       3,902              --               3,902

  General and Administrative Expenses              739,382            16,133           865,075
  Interest Expense                                     993              --               4,877
                                             -------------     -------------     -------------
     Total Expenses                                740,375            16,133           869,952

                                             -------------     -------------     -------------
  Net Income (Loss)                          $    (736,472)    $     (16,133)    $    (866,050)
                                             =============     =============     =============


  Net Income (Loss) per Share:
   Basic and diluted                         $       (0.07)    $       (0.00)
                                             =============     =============

  Weighted average shares outstanding:
   Basic and diluted                            11,072,401        12,166,000

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Nine Months
                                                                 Ended                           Inception To
                                                             September 30,     September 30,     September 30,
                                                                 2004              2003              2004
                                                             -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                  $    (736,472)    $     (16,133)    $    (866,050)
  Adjustments to Reconcile Net Loss to Cash:
   Common Stock Issued for Services                                   --                --              39,000
  Net Change in:
   Decrease (Increase) in Accounts Receivable                       (8,777)             --              (8,777)
   Increase (Decrease) in Accounts Payable and Accrued
     Expenses                                                       (2,872)           12,288            29,595
   Decrease (Increase) in Prepaid Expenses                         (25,000)             --             (25,000)
                                                             -------------     -------------     -------------
   NET CASH USED BY OPERATING ACTIVITIES                          (773,121)           (3,845)         (831,232)
                                                             -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (Repayment) from Notes Payable - Shareholder            (24,894)              800              --
  Proceeds (Repayment) from Notes Payable                          634,850               800           634,850
  Proceeds (Repayment) from Notes Payable - Global                   3,500                               3,500
  Proceeds from the Sale of Common Stock                           346,710              --             380,010
                                                             -------------     -------------     -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        960,166             1,600         1,018,360
                                                             -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH                                    187,045            (2,245)          187,128
  Cash - Beginning of Period                                            83             3,105              --
                                                             -------------     -------------     -------------

  Cash - End of Period                                       $     187,128     $         860     $     187,128
                                                             =============     =============     =============

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Pride Business Development Holdings, Inc. have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Pride's (formerly Medstretch) audited consolidated financial statements and notes thereto included in Medstretch's Form 10-KSB for the year ended December 31, 2003. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results which can be expected for the entire year.


NOTE 2 - BUSINESS

On August 2, 2004 Medstretch, Inc. ("Medstretch) entered into a share exchange agreement with the stockholders of Pride Business Development Group, a Nevada corporation ("Pride Group"). The stockholders of Pride Group exchanged all the outstanding capital stock of Pride Group held by the stockholders for 8,500,000 shares of common stock of Medstretch. The share exchange and related transactions were completed on August 24, 2004. As a result of this transaction, Pride Group became a wholly-owned subsidiary of Medstretch.

On August 24,, 2004, the company changed the name of the company from Medstretch, Inc., to Pride Business Development Holdings, Inc. ("Pride").

Pride Group is a development stage company, the principal assets of which are certain worldwide exclusive license agreements.


NOTE 3 - TRADEMARK LICENSE AGREEMENT

Pride Group has a trademark license agreement with Smith & Wesson Holding Corporation, which grants Pride Group the use of certain registered tradenames and trademarks in connection with certain products focused on the Homeland Security marketplace.


NOTE 4 - NOTE PAYABLE - SHAREHOLDER

Medstretch had an unsecured promissory note of $24,894 with a shareholder. In conjunction with the share exchange agreement with the stockholders of Pride Group this note was contributed to capital during the quarter ended September 30, 2004.

NOTE 5 - NOTE PAYABLE

Pride Group has an unsecured promissory note of $634,850 payable to Francine Markow. The note is for expenses paid by Mrs. Markow on behalf of the Pride Group.


NOTE 6 - COMMON STOCK

In August 2004, certain shareholders of Medstretch returned 9,666,000 shares of common stock to the company. These shares were canceled by the company on August 30, 2004.

In August 2004, Medstretch issued 8,500,000 shares of its common stock to two individuals as consideration for the acquisition of Pride Business Development Group.

In September, 2004, the company sold 500,000 shares of its common stock to three separate investors in a private placement. The shares were sold for an aggregate purchase price of $300,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

         When used in this Form 10QSB and in future filings by Pride Business Development Holdings, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Proposed Business Operations prior to August 24, 2004

         Medstretch was incorporated in the State of Nevada on December 31, 1996, under the name Dynamic Reality, Inc. On January 29, 2002, the company changed its name to Medstretch Inc. to more accurately reflect the business direction of the company.

         Medstretch is in the development stage. Our business plan was to develop a computer software program that would address certain musculoskeletal health issues arising from extended hours at computer workstations.

         We did not have any funding to commence development of our proposed software product or conduct any other developmental operations at this time nor did we have any commitments for funding from unrelated parties or any other agreements that would provide working capital. Our proposed products and services had been solely in the conceptual stage.

Proposed Business Operations after August 24, 2004

         On August 24 2004 we completed a share exchange agreement with the current stockholders of Pride Business Development Group, a Nevada corporation ("Pride Group"), by which transaction Pride Group became a wholly-owned subsidiary of Medstretch. Pride Group will continue as a separate corporation under the laws of the State of Nevada. Concurrent with share exchange agreement, a majority of the shareholders of Medstretch changed the name of the company to Pride Business Development Holdings, Inc. ("Pride").

         The share exchange agreement provided that Medstretch issue an aggregate of 8,500,000 shares of common stock in exchange for all the outstanding capital stock of Pride Group, consisting of 100 shares of common stock. The closing date for the share exchange was August 24, 2004. After the new issuance, taking into effect the contribution to capital, which was a condition set forth in the share exchange agreement, the total outstanding shares of Medstretch was 11,000,000 as of the closing date. Of these, 8,500,000 shares, representing 77% of the outstanding shares of common stock, will be held by the new management of Medstretch. The share exchange agreement also provided that Dr. Kim Partridge, the former director and officer of Medstretch, would resign as director and officer and was replaced with Mr. Ari Markow and Ms. Francine Markow as directors and also the principal officers of Medstretch.

         In conjunction with the share exchange, Medstretch disposed of all of its assets, including its intellectual property assets, relating to the muscular
- skeletal programs that it sought to develop and market. Medstretch and Pride determined that those assets had no current value, and they did not fit with the future business plans that the Pride management had for Medstretch. These assets were transferred to Dr. Kim Partridge, the former majority stockholder of Medstretch in return for the contribution to capital of all the common stock of which she was the holder, so that all of such shares, aggregating 8,000,000 shares, were cancelled and returned to the status of authorized but unissued shares of common stock. In addition, as part of the capital restructuring of Medstretch for this transaction, an aggregate of an additional 1,666,000 shares were contributed to the capital of Medstretch by certain of the stockholders, all of such shares were cancelled and returned to the status of authorized but unissued shares of common stock.

         As a result of the issuance and contribution to capital of various shares of common stock, after the exchange and return of shares, there was a change of control of the company.

Business of Pride

         Pride Business Development Holdings, Inc. ("Pride") is a development stage company that identifies and creates products whose demand is mandated by our changing world, its technology and its culture.

Our Mission is:

o    To assure quality, dependability, and craftsmanship of production;
o Create an awareness of products through brand identity and intelligent media saturation;
o    Execute marketing through direct and personal sales contact;
o    Provide reliable service and follow-up to our legion of product users.

         Pride is the holder of the worldwide exclusive license to utilize the trademarks Smith & Wesson(R) and Bodyguard(R)" on certain personal protective equipment and supplies, including body, vehicle and wall armor. Pride is also the holder of the worldwide exclusive license to utilize the trademarks Smith & Wesson(R) and HeartBeat(R) on automated external defibrillators ("AED").

         The terrorist attacks on September 11, 2001, have undeniably changed the world forever. As a result, the homeland security and safety industry has and continues to grow in astronomical proportions. However, this new industry remains uncharted, disorganized and highly fragmented. There is a void in the post 9/11 world for a commercial leader who will define this business sector and emerge as the criterion for the homeland security industry. The Smith & Wesson(R) trade name, proven synonymous with Americana, dependability, quality, and craftsmanship, when combined with the carefully chosen cache of Pride's homeland security products, creates an opportunity for Pride to become the undeniable business leader to fill this void.

         To create a demand-pull for products encompassing our economic formula, Pride engaged Dan Klores Communications ("DKC"), a public relations and integrated marketing firm. With plans to strategically pair Pride with existing clients in each target market, DKC presents the opportunity of placing Pride in the office of key executives who are charged with purchasing homeland security and safety products. Pride intends to participate in key industry trade shows to further promote its products.

         Pride recently hired two key executives who have the experience and credentials to lead Pride's sales efforts and coordinate the national law enforcement specialty distributor network already identified for the products Pride offers. These skilled individuals bring to Pride significant sales experience and strategic contacts within both the public and private channels of the new business sector of homeland security and safety products.

         Pride is constantly reviewing new products to stay abreast of the evolving homeland security market. A products manager has been sourced, whose job will be to sort through and determine what products should or should not be pursued by Pride.

         Pride's list of carefully selected homeland security and safety products include the following:

Body Armor

         Customers within the United States of America that are currently purchasing body armor include police departments, sheriffs departments, highway patrol departments, State and Federal correctional facilities, the National Guard, U.S. Armed Forces, Federal law enforcement agencies, EMS units (including firefighters and paramedics) and private security companies.

         With terror threats growing, and the continuous evolution of powerful semiautomatic weapons, an ever-increasing demand for innovative, state-of-the-art body armor exists in both the public and private sector and is constantly expanding worldwide.

         In an effort to bring to market an immediately recognizable line of body armor that answers consumer's demands for quality, dependability and craftsmanship, Pride offers Bodyguard(R) by Smith & Wesson(R). The Bodyguard(R) line of bullet resistant vests are manufactured exclusively for Pride by what we believe to be the leading innovator of engineering and design of ballistic protection. The Bodyguard line will be manufactured in all threat levels and each style within the line will be duly tested and certified by the National Institute of Justice. Only proven ballistic materials will be utilized in Pride's body armor. Through the development of exclusive high-level strategic alliances, Pride continuously explores new ideas and innovations in the body armor industry to stay at the forefront of this industry and its marketplace. It is our belief that our contract manufacturer has the capacity to fulfill Pride's plan.

Stab Resistant Paramedic Vests

         A fast growing number of Paramedics and EMT's located in larger metropolitan areas are now finding themselves extremely vulnerable to hold-ups for drugs kept on board their ambulance. Additionally, the threats by inmates toward correctional facilities personnel continues to grow as the number of individuals incarcerated grows. In an effort to capture and dominate this niche market, Pride has designed a specialty Bodyguard(R) line of stab-resistant body armor that is specifically focused on protecting paramedics and other EMTs from the threats they now encounter and, at the same time, provide certain new and unique benefits and options which enable these first responders to more easily carry out their duties. The Smith & Wesson(R) Bodyguard(R) specialty line of stab resistant body armor for paramedics and other EMTs will be certified by the National Institute of Justice to meet all threat levels.

Automated External Defibrillator

         An automated external defibrillator ("AED") is an easy-to-use, automated device which delivers a life-saving electric shock to the heart of victims of Sudden Cardiac Arrest ("SCA"), restoring normal heart rhythm. It has been reported that approximately 1,000 people a day die in America alone from SCA. SCA is also a leading cause of death of on-duty police and firefighters. Government statistics indicate that 13% of all workplace deaths are caused by Sudden Cardiac Arrest. However, a recent market study recently reported that only 6% of workplaces nationwide are equipped with an AED. When an AED is available and used on a victim within 3 minutes from the onset of SCA, survival rate of those suffering from SCA increases to 30 to as much as 70 percent. Pride considers this to be a matter of homeland security and safety.

         By capitalizing on the Smith & Wesson(R) trade name, Pride intends to dominate the law enforcement and public access niche markets whose barrier to entry has been impenetrable to most AED manufacturers. Additionally, through DKC, strategic partners will be enrolled in a highly focused marketing campaign to assure Pride's planned domination of this market. Pride's marketing efforts for its AED will focus initially on the approximate 2,000,000 first responders and 5,000,000 businesses located across the United States known as the public access market.

         Pride has investigated all manufacturers of AEDs and has entered into an agreement with that manufacturer which Pride assessed to be the best manufacturer of AED's on the market today. Pride's AED has been designed for the ruggedness of the street, not the controlled environment of a hospital.

         There  can  be  no   assurances   that  Pride  will  be  successful  in
implementing its business plan.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         We had $10,645 in revenues from sales of our automated external defibrillators for the quarter ended September 30, 2004. Prior to the current quarter we have had no revenues since our inception. Cost of sales for these defibrillators was $6,743 which generated a profit margin of $3,902 or 37% of sales. We anticipate that sales will increase in this area as well as from other products being developed for the Homeland Security marketplace, however, there can be no assurances given that we will be successful in developing products that will be profitable or competitive in this market.

         Our operating expenses for the quarter ended September 30, 2004 were $735,915. Of this amount, $99,280 was incurred for consulting, legal and accounting fees in conjunction with the share exchange agreement, SEC reporting requirements and various business consulting arrangements. $25,000 was incurred for trademark licensing fees. The remaining expenses were primarily for payroll which totaled $303,000 and general operating expenses.

         Operating expenses for the quarter ended September 30, 2003 were $8,121 and were primarily incurred for legal and accounting fees for services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees.

         Expenses for the nine months ended September 30, 2004 totaled $740,375 and were primarily incurred during the current quarter as was discussed above for the current quarter period.

         Expenses for the prior year nine month comparable period totaled $16,133 and were primarily for SEC reporting obligations.

Liquidity and Capital Resources:

         We currently have minimum capital resources. We have no financing commitments at this time. As of September 30, 2004 our assets totaled $220,905 which was comprised primarily of cash balances of $187,128, receivables of $8,777 and the prepaid trademark licensing agreement of $25,000. We sold 500,000 shares of our common stock in September 2004 for total cash proceeds of $300,000. Our liabilities totaled $667,945 for various business payables. Included in amount is a note payable for $634,850 incurred for various expenses paid by a shareholder on behalf of the Company.

         Because Pride Group is in the development stage, it currently has minimal revenues and is incurring expenses from its operations. No specific value has been assigned to Pride Group's principal assets in that they are intangible in form. To date, approximately $900,000 has been spent by Pride
Group in developing its current principle assets. Pride Group will need substantial capital for it to implement its business plan. We are negotiating with sources for investment capital, but do not have any commitments (other than the sale of the 500,000 shares previously discussed) from these sources at this time.

         We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

Officers and Directors

         Effective upon the completion of the transactions under the share exchange agreement our board of directors was reconstituted and fixed at three directors. On August 24, 2004, Dr. Kim Partridge resigned as the sole director and officer and Mr. Ari Markow and Ms. Francine Markow were appointed as directors and shall constitute the entire board of directors. The new directors were also appointed to executive positions with the company.

         Each member of our board of directors serves a term of one year or from the date of election until the end of the designated term and until the successor is elected and qualified.

         Executive Officers and Directors after the Closing of the Share Exchange Agreement:


 Name                            Age       Position
 -------------------             ---       -------------------------------------

 Mr. Ari Markow                   34       Director, President and Treasurer
 Ms. Francine Markow              53       Chairman of the Board, Vice President
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

Description of Properties

         The offices of Pride recently relocated to 15760 Ventura Boulevard, Suite 1020 Encino, California 91436.

New Accounting Pronouncements

         Pride Business Development Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pride's results of operations, financial position or cash flow.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         In August 2004, Medstretch issued 8,500,000 shares of common stock in an exchange of all the outstanding shares of capital stock of Pride Group for the purpose of acquiring Pride Group as a wholly-owned subsidiary. The 8,500,000 shares were issued in a transaction exempt from registration under the Securities Act of 1933 on the basis of Section 4(2). We believe the former shareholders of Pride Group were accredited investors and had the ability to evaluate the investment in Medstretch.

         In  conjunction  with  the  above  issuance,   former  shareholders  of
Medstretch returned 9,666,000 common shares to the Company. These shares were cancelled and returned to authorized status.

         On September 14, 2004, the company completed the sale of 500,000 shares of common stock to three separate investors in a private placement pursuant to
Section 4(2) of the Securities Act of 1933. Each of the investors separately represented a number of things to the company, including their respective investment knowledge, sophistication and accredited investor status. The shares were sold for an aggregate purchase price of $300,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital. In connection with the sale of securities, the company granted registration rights to the investors. The company intends to file the registration statement within six months of the completion of the entire offering. The Offering remains open.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Medstretch   Inc.   obtained  a  written   consent  from  the  majority
stockholders as of August 24, 2004, approving a change in the name of the Company to "Pride Business Development Holdings, Inc. The Board of Directors of the Company unanimously approved the Name Change. Under Section 78.320 of the Nevada General Corporation Law, action by stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize the action at a meeting at which all shares entitled to vote thereon were present and voted. On that basis, the majority stockholders approved the Name Change. No other vote or stockholder action was required.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibit Number       Exhibit Description
         --------------       --------------------------------------------------

         3                    Certificate    of   Amendment   of   Articles   of
                              Incorporation of Medstretch, Inc. (1)

         10.1                 Share  Exchange  Agreement  dated as of  August 2,
                              2004 (2)

         10.2 Intellectual Property Assignment to Dr. Partridge dated as of August 2, 2004 (2)

         31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

         31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

         32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)


         (1) Previously filed with Form DEF 14c (information statement) on September 21, 2004.
         (2)  Previously filed with Form 8-K on August 30, 2004.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                                      -----------------------------------------
                                                    (Registrant)


                                             By: /s/ Ari Markow
                                                 ----------------------
                                                 Ari Markow, President,
                                                 Treasurer & Director

                                           Date: November 22, 2004