Form 10QSB/A
period 2004-09-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2005-08-26
CIK 1137667

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
                           (formerly MEDSTRETCH INC.)
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Nevada                             91-1997729
   -------------------------------              ------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

15760 Ventura Boulevard, Suite 1020 Encino, California           91436
------------------------------------------------------         --------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (866) 868-0461
                                                             -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2005 the Company had outstanding 12,063,055 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   PAGE

PART I

  ITEM 1.     FINANCIAL STATEMENTS                                         3
  ITEM 2.     MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               7
  ITEM 3.     CONTROLS AND PROCEDURES                                     11

PART II

  ITEM 1.     LEGAL PROCEEDINGS                                           12
  ITEM 2.     CHANGES IN SECURITIES                                       12
  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             12
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13
  ITEM 5.     OTHER INFORMATION                                           13
  ITEM 6.     EXHIBITS                                                    13

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS
Current assets
      Cash                                                    $  187,128
      Accounts receivable                                          4,595
      Accounts receivable - related parties                        4,182
                                                              ----------

         Total assets                                         $  195,905
                                                              ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                        $    5,848
      Accrued liabilities                                         24,291
      Note payable - related party                                 3,500
                                                              ----------

         Total current liabilities                                33,639

Long-term Liabilities
      Note payable - related party                               634,850
                                                              ----------

         Total liabilities                                       668,489
                                                              ----------



Stockholders' deficit
      Common stock, $.001 par value, 100,000,000
         shares authorized, 11,500,000 shares
         issued and outstanding                                   11,050
      Additional paid-in-capital                                 239,666
      Deficit accumulated during the development stage          (723,300)
                                                              -----------

         Total stockholders' deficit                            (472,584)
                                                              -----------

         Total liabilities and stockholders' deficit          $  195,905
                                                              ==========

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      Three and Nine Months Ended September 30, 2004 and Three months Ended
        September 30, 2003 and the Period from April 25, 2003 (Inception)
                       Through September 30, 2003 and 2004
                                   (Unaudited)



                            Three      Three      Nine    Inception Inception
                            Months     Months   Months     through   through
                             2004      2003       2004       2003      2004
                             ----      ----       ----       ----      ----

Revenues                 $   7,595  $       -  $  10,645  $       - $  10,645
Cost of revenues            (4,595)         -     (6,743)         -    (6,743)
                         ---------  ---------  ---------  --------- ---------

Gross profit                 3,000          -      3,902          -     3,902

Operating expenses:
General & administrative   194,536     88,166    548,136     88,166   709,136

Interest expense             7,455        879     15,511        879    18,066
                         ---------  ---------  ---------  --------- ---------

Net loss                 $(198,991) $ (89,045) $(559,745) $ (89,045)$(723,300)
                         =========  =========  =========  ========= =========


Basic and diluted
  loss per share         $   (0.02) $ (890.45) $   (0.06) $ (890.45)

Weighted average
  shares outstanding     9,675,824        100  8,891,941        100

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Nine Months Ended September 30, 2004 and the Period from April 25,
              2003 (Inception) Through September 30, 2003 and 2004
                                   (Unaudited)


                                                Nine     Inception  Inception
                                               Months     through    through
                                                2004       2003        2004
                                                ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               $ (559,745) $  (89,045)$ (723,300)
     Adjustments to reconcile
       net loss to cash used in
       operating activities:
     Shares issued to founders                       -       1,000      1,000
     Shares issued for merger                  (35,257)          -    (35,257)
     Changes in assets and liabilities:
        Accounts receivable                     (4,595)          -     (4,595)
        Accounts receivable - related parties   (4,182)          -     (4,182)
        Accounts payable                         5,848           -      5,848
        Accrued liabilities                     21,736         879      9,264
                                             ---------  ---------- ----------

CASH USED IN OPERATING ACTIVITIES             (576,195)    (87,166)  (751,222)
                                            ----------  ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shares issued for cash, net of
       offering cost                           284,973           -    300,000
     Proceeds from related party loans         478,350      87,166    638,350
                                            ----------  ---------- ----------

CASH PROVIDED BY FINANCING ACTIVITIES          763,323      87,166    938,350
                                            ----------  ---------- ----------

NET CHANGE IN CASH                             187,128           -    187,128
      Cash, beginning of period                      -           -          -
                                            ----------  ---------- ----------

      Cash, end of period                   $  187,128  $        - $  187,128
                                            ==========  ========== ==========


Cash paid for:
      Income tax                            $        -  $        -
      Interest                                       -           -

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pride Business Development Holdings, Inc. ("Pride") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pride's latest annual report filed with the SEC on Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2003, as reported in the 8-K/A, have been omitted.


NOTE 2 - EQUITY

On August 24, 2004, Pride Business Development Group was purchased by Medstretch, Inc. ("Medstretch") in a transaction recorded as a reverse merger. Medstretch issued 8,500,000 shares to Pride's shareholders in exchange for 100% of the outstanding stock of Pride. Immediately prior to this merger, Medstretch had 2,500,000 shares outstanding, so Pride's shareholders now hold 77% of the total post-acquisition outstanding shares of Medstretch. In conjunction with the reverse merger, Medstretch changed its name to Pride Business Development Holdings, Inc.

During the quarter ended September 30, 2004, Pride issued 500,000 shares for cash of $300,000.


NOTE 3 - SUBSEQUENT EVENT

During the quarter ended December 31, 2004: - Pride issued 350,000 shares for cash consideration of $210,000. - Pride issued 7,500 shares of common stock to employees for their services. The shares are valued at their fair value of $4,500. - Pride's management approved and issued 55,555 shares of common stock to the note holder to pay off the unpaid interest of $26,864. The shares are valued at their fair value of $33,333; therefore, additional interest expense of $6,469 was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

Forward Looking Statements

        When used in this Form 10QSB as amended and in future filings by Pride Business Development Holdings, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Business of Pride

        Pride Business Development Holdings, Inc. (throughout this Form 10-QSB, Pride Business Development Holdings, Inc. is referred to using terms such as the "Company", PRIDE", "us", "our", "we" or similar words) is a development stage company that provides certain personal protective and safety products to the Homeland Security and Safety marketplace.

        Our goal is to be a leading provider of products demanded by the Homeland Security and Safety marketplace. At this time we provide two particular products to the Homeland Security and Safety marketplace, both of which are branded with the trademark "Smith & Wesson(R)" in accordance with our worldwide exclusive trademark license agreements with Smith & Wesson Holding Corporation. The two products we currently provide are soft body armor and automated external defibrillators. Before our products are made available for sale, they must be independently reviewed and approved by Smith & Wesson Holding Corporation, owner of the Smith & Wesson(R) trademarks. Both our line of soft body armor and our automated external defibrillator have been reviewed and approved by Smith & Wesson Holding Corporation.

          In an effort to bring to market an immediately recognizable line of body armor that answers consumer's demands for quality, dependability, service, innovation and craftsmanship, PRIDE(TM), pursuant to our world-wide exclusive trademark license agreement with Smith & Wesson Holding Corporation, offers Bodyguard(TM) by Smith & Wesson(R). Our Smith & Wesson(R) Bodyguard(TM) line of body armor has been designed by us to be innovative in its comfort in action features, thereby providing the wearer with superior protection and superior maneuverability when facing the threats of today's world. All body armor within the Bodyguard(TM) line of body armor has been duly tested and certified by the National Institute of Justice, in accordance with their current standards. The NIJ standards are the accepted standards worldwide for body armor and compliance with these standards has enabled us to enter into the North American market as well as other new markets for our body armor. The Smith & Wesson(R) Bodyguard(TM) line of body armor is manufactured for us on a subcontract basis in the United States of America and is made from the highest quality materials available from such companies as Dupont and Honeywell.

        The principle types of body armor which make up the Smith & Wesson(R) Bodyguard(TM) line of body armor include Concealable Armor, which is typically worn beneath the user's clothing and is designed to protect against handgun ballistic threats, and Tactical Armor, which is worn externally and is designed to protect against handgun and rifle ballistic threats and can be customized to meet the specific needs of the user. Additional information concerning our Smith & Wesson(R) Bodyguard(TM) line of body armor can be found at our website located at www.yourbodyguard.com.

        We also provide to the Homeland Security and Safety marketplace the Smith & Wesson(R) HeartBeat(R) Automated External Defibrillator ("A.E.D.") which is packaged as the Smith & Wesson(R) HeartBeat(R) A.E.D. 9-1-1 Emergency Response Kit(TM). The Smith & Wesson(R) HeartBeat(R) A.E.D. 9-1-1- Emergency Response Kit(TM) is intended to provide a complete SCA solution for first responders, such as law enforcement, who are often first to the scene of an SCA emergency. The Smith & Wesson(R) HeartBeat(R) A.E.D. 9-1-1 Emergency Response Kit(TM) includes all of the following: (1) a Smith & Wesson(R) HeartBeat AED;
(2) two sets of universal defibrillation pads; (3) a pediatric energy reducer which enables our AED to be utilized on children; (4) an extra full energy battery for our AED; (5) an AED Preparation Kit which includes critical items that assist the first responder in using our AED on a victim that is suffering from SCA; (6) a quick reference manual to guide the first responder in using our AED; (7) a user manual that describes our AED in detail; (8) a rugged soft carrying case which contains the Smith & Wesson(R) HeartBeat(R) A.E.D. 9-1-1 Emergency Response Kit in an organized and easy to use fashion; and (9) a five-year limited warranty. The Smith & Wesson(R) HeartBeat AED and the Smith & Wesson(R) HeartBeat(R) A.E.D. 9-1-1 Emergency Response Kit is manufactured for us by a leading A.E.D. manufacturer. We believe that by branding our A.E.D. with the well-recognized trade name of Smith & Wesson(R) and by providing what we believe to be the best A.E.D. on the market that is packaged as a complete kit that enables the first responder to manage any SCA emergency, we will be successful in marketing our AED in the Homeland Security and Safety marketplace. Additional information concerning our Smith & Wesson(R) HeartBeat(R) A.E.D. 9-1-1 Emergency Response Kit(TM) can be found at our website located at www.heartbeataed.com.

        There can be no assurances that Pride will be successful in implementing its business plan.

        Our executive offices are located at 15760 Ventura Boulevard, Suite 1020, Encino, California 91436. Our telephone number is 866-868-0461. Our website is located at www.pridegroup.org. Websites dedicated to certain of our product lines are found at www.yourbodyguard.com and www.heartbeataed.com. Information set forth in our websites is not incorporated by reference into any of our filings with the United States Securities & Exchange Commission. Our common stock is traded on the OTC Pink Sheets under the ticker symbol "PDVG.PK"

Financial Condition and Changes in Financial Condition

Overall Operating Results:

        We had $7,595 in revenues from sales of our automated external defibrillators for the quarter ended September 30, 2004. For the nine months ended September 30, 2004 we had $10,645 in revenues. Cost of sales for these defibrillators for the quarter was $4,595 which generated a profit margin of $3,000 or 39% of sales. We anticipate that sales will increase in this area as well as from other products being developed for the Homeland Security marketplace, however, there can be no assurances given that we will be successful in developing products that will be profitable or competitive in this market.

        Our operating expenses for the quarter ended September 30, 2004 were $194,536. These expenses were incurred for consulting, legal and accounting fees in conjunction with the share exchange agreement, SEC reporting requirements and various business consulting arrangements as well as general operating expenses.

        Expenses for the nine months ended September 30, 2004 totaled $548,136 and were primarily incurred for the same types of expenditures as was discussed above for the current quarter period.

Liquidity and Capital Resources:

        We currently have minimum capital resources. We have no financing commitments at this time. As of September 30, 2004 our assets totaled $195,905 which was comprised of cash balances of $187,128 and receivables of $8,777. We sold 500,000 shares of our common stock in September 2004 for total cash proceeds of $300,000. Our liabilities totaled $668,489 for various business payables. Included in amount is a note payable for $634,850 incurred for various expenses paid by a shareholder on behalf of the Company.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

        In August 2004, Pride issued 8,500,000 shares of common stock in an exchange of all the outstanding shares of capital stock of Pride Group for the purpose of acquiring Pride Group as a wholly-owned subsidiary. The 8,500,000 shares were issued in a transaction exempt from registration under the Securities Act of 1933 on the basis of Section 4(2). We believe the former shareholders of Pride Group were accredited investors and had the ability to evaluate the investment in Pride.

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

        On December 15, 2004, the company completed the sale of 350,000 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The investor separately represented a number of things to the company, including its respective investment knowledge, sophistication and accredited investor status. The shares were sold for an aggregate purchase price of $210,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital. In connection with the sale of securities, the company granted registration rights to the investor. The company intends to file the registration statement within six months of the completion of the entire offering.

        On December 21, 2004, the board of directors approved the issuance of 7,500 shares of unregistered common stock to 2 employees for services rendered. These shares were valued at $4,500 or $0.60 per share.

        On December 29, 2004, the board of directors approved the issuance of 55,555 shares of unregistered shares of the company's common stock to Ms. Francine Markow for accrued interest on shareholder loans. These shares were valued at $33,333 or $0.60 per share.

        On February 1, 2005, the company completed the sale of a total of 150,000 shares of common stock to two investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The investors separately represented a number of things to the company, including their respective investment knowledge, sophistication and accredited investor status. The shares were sold for an aggregate purchase price of $90,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital. In connection with the sale of securities, the company granted registration rights to the investor. The company intends to file the registration statement within six months of the completion of the entire offering. The Offering remains open.


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

Exhibit Number   Exhibit Description

3                Certificate of Amendment of Articles of Incorporation of
                 Medstretch, Inc. (1)

10.1             Share Exchange Agreement dated as of August 2, 2004 (2)

10.2 Intellectual Property Assignment to Dr. Partridge dated as of August 2, 2004 (2)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

-----------------------------
(1) Previously filed with Form DEF 14c (information statement) on September 21, 2004.
(2) Previously filed with Form 8-K on August 30, 2004.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        (Registrant): PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.


 Date: August 16, 2005                By: /s/ Ari Markow
                                          -------------------
                                          Ari Markow
                                          President, Treasurer & Director