Form 10KSB
period 2004-12-31
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2005-08-29
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

          15760 Ventura Boulevard, Suite 1020 Encino, California 91436
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code          (866) 868-0461

Securities registered pursuant to section 12(b) of the Act:

    Title of Class               Name of each exchange on which registered
    --------------               -----------------------------------------
         NONE                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
          Common Stock, $.001 par value, 100,000,000 shares authorized
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 10,706.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of June 28, 2005, the aggregate market price of the voting stock held by non-affiliates was approximately $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2005, the Company had outstanding 12,428,055 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

     ITEM NUMBER AND CAPTION                                           PAGE
     PART I

      ITEM 1.     DESCRIPTION OF BUSINESS
      ITEM 2.     DESCRIPTION OF PROPERTY
      ITEM 3.     LEGAL PROCEEDINGS
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS

     PART II

      ITEM 5.     MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS
      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION
      ITEM 7.     FINANCIAL STATEMENTS
      ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE
      ITEM 8A.    CONTROLS AND PROCEDURES
      ITEM 8B.    OTHER INFORMATION

     PART III

      ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT
      ITEM 10.    EXECUTIVE COMPENSATION
      ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS
      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      ITEM 13.    EXHIBITS
      ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Company Background

      Medstretch was incorporated in the State of Nevada on December 31, 1996, under the name Dynamic Reality, Inc. On January 29, 2002, the company changed its name to Medstretch Inc. On August 24, 2004 in conjunction with the share exchange agreement discussed below, the company changed its name to Pride Business Development Holdings, Inc. ("Pride"). Pride is in the development stage.

Business Operations before August 24, 2004

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

      We did not have any funding to commence development of our proposed software product or conduct any other developmental operations nor did we have any commitments for funding from unrelated parties or any other agreements that would provide working capital. Our proposed products and services had been solely in the conceptual stage.

Business Operations after August 24, 2004

      On August 24, 2004 we completed a share exchange agreement with the current stockholders of Pride Business Development Group, a Nevada corporation ("Pride Group"), by which transaction Pride Group became a wholly-owned subsidiary of Medstretch. Pride Group will continue as a separate corporation under the laws of the State of Nevada. Concurrent with share exchange agreement, a majority of the shareholders of Medstretch changed the name of the company to Pride Business Development Holdings, Inc. ("Pride").

      The share exchange agreement provided that Medstretch issue an aggregate of 8,500,000 shares of common stock in exchange for all the outstanding capital stock of Pride Group, consisting of 100 shares of common stock. The closing date for the share exchange was August 24, 2004. After the new issuance, taking into effect the contribution to capital, which was a condition set forth in the share exchange agreement, the total outstanding shares of Medstretch was 11,000,000 as of the closing date. Of these, 8,500,000 shares, representing 77% of the outstanding shares of common stock, will be held by the new management of Medstretch. The share exchange agreement also provided that Dr. Kim Partridge, the former director and officer of Medstretch, would resign as director and officer and would be replaced with Mr. Ari Markow and Ms. Francine Markow as directors and also would be the principal officers of Medstretch.

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

Business of Pride

      Pride Business Development Holdings, Inc. (throughout this Form 10-KSB, Pride Business Development Holdings, Inc. is referred to using terms such as the "Company", Pride", "us", "our", "we" or similar words) is a development stage company that provides certain personal protective and safety products to the Homeland Security and Safety marketplace.

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


      Our executive offices are located at 15760 Ventura Boulevard, Suite 1020, Encino, California 91436. Our telephone number is 866-868-0461. Our website is located at www.pridegroup.org. Websites dedicated to certain of our product lines are found at www.yourbodyguard.com and www.heartbeataed.com. Information set forth in our websites is not incorporated by reference into any of our filings with the United States Securities & Exchange Commission. Our common stock is traded on the OTC Pink Sheets under the ticker symbol "PDVG.PK"


      There can be no assurances that we will be successful in implementing our business plan.


Marketing & Distribution


      We currently offer our products for sale directly through our corporate sales force and a network of distributors and sales agents that we continue to develop.


      In an effort to promote our products, we engage in a variety of techniques. We attend and participate in local, regional and national trade shows that are focused upon law enforcement and other first responders. On average, we participate in one to two trade shows per month. We also advertise our products in magazines and other print media whose distribution is focused on law enforcement and other first responders. We also promote our products on the worldwide web. Promotion of our products on the worldwide web is accomplished through our own websites (www.yourbodyguard.com and www.heartbeataed.com) and advertising websites that focus on law enforcement and other first responders.


      There can be no assurances that we will be successful in implementing our marketing and distribution plan.


Licenses, Trademarks and Royalty Agreements

      Pride is the holder of the worldwide exclusive trademark license to utilize and exploit the Smith & Wesson(R) trademark on certain personal protective equipment and supplies, including bullet and projectile-resistant armor, slash and stab protective armor, vehicle armor and wall armor, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as local, state and federal government agencies. Pursuant to our worldwide exclusive trademark license agreement with Smith & Wesson Holding Corporation, we are obligated to pay to Smith & Wesson Holding Corporation an annual royalty in exchange for our worldwide exclusive rights to the Smith & Wesson(R) trademarks. The annual royalty payment to Smith & Wesson Holding Corporation is paid in quarterly installments. The royalty payment is based upon a minimum payment or a percentage of sales, whichever is greater. Our agreement with Smith & Wesson Holding Corporation runs through 2007. We are currently negotiating an extension of the term of the agreement.

      Pride is also the holder of the worldwide exclusive trademark license to utilize and exploit the trademark Smith & Wesson(R) on automated external defibrillators ("AED"). Pursuant to our worldwide exclusive trademark license agreement with Smith & Wesson Holding Corporation, we are obligated to pay to Smith & Wesson Holding Corporation an annual royalty in exchange for our worldwide exclusive rights to the Smith & Wesson(R) trademarks. The annual royalty payment to Smith & Wesson Holding Corporation is paid in quarterly installments. The royalty payment is based upon a minimum payment or a percentage of sales, whichever is greater. Our agreement with Smith & Wesson Holding Corporation run through 2007. We are currently negotiating an extension of the term of the agreement.

      Pride is also the holder of the worldwide exclusive trademark license to utilize the trademark HeartBeat(R) on AED's. All amounts due pursuant to our license agreement for the trademark HeartBeat(R) have been paid in full through the year 2014.

        There can be no assurances that we will be successful in implementing our business plan.

Raw Materials & Manufacturing

      Most of the raw materials used in the manufacture of the Smith & Wesson(R) Bodyguard(TM) line of body armor consist of fabrics, which are patented by major corporations and purchased from four independent weaving or manufacturing companies. The primary woven fabrics used in the manufacture of the Smith & Wesson(R) Bodyguard(TM) line of body armor include Kevlar(TM), a patented product of E.I. du Pont de Nemours Co. Inc., Twaron(TM), a patented product of Akzo-Nobel Fibers; and B.V. SpectraTM a patented product of Honeywell. Our primary shield products include GoldFlex(TM) and Spectra Flex(TM), patented products of Honeywell, Inc., and Dyneema(TM), a patented product of DSM Dyneema B.V. We do not use Zylon(R) in our body armor.

      We are advised by our subcontract manufacturer that their relationships with the suppliers of the raw materials utilized to make the Smith & Wesson Bodyguard line are good. We are also advised by our contract manufacturer that they have entered into letters of commitment with the suppliers of raw materials utilized to make the Smith & Wesson Bodyguard line that guarantee a steady supply of ballistic fibers. As such, although no assurances can be given, we believe that our subcontract manufacturer has the capacity to fulfill our needs for product. We are further advised by our subcontract manufacturer that, if any of the manufacturers of any of these fabrics cease production for any reason, our subcontract manufacturer has the capability to substitute alternative fabrics. Should these materials become unavailable for any reason, our subcontract manufacturer may be unable to replace them with materials of like weight and strength. Thus, if the supply of any of these materials were reduced or cut off or if there was a price increase in the prices of these materials, our manufacturing operations and our financial condition could be adversely affected.

      All Smith & Wesson HeartBeat Automated External Defibrillators, including all components of the Smith & Wesson HeartBeat A.E.D. 9-1-1 Emergency Response Package, are manufactured and provided to us by a leading AED manufacturer located in the United States of America. As such, we rely upon unaffiliated suppliers for the material components and parts used to assemble our AED. We are advised that most parts and components purchased from suppliers are available from multiple sources. We are advised that our AED manufacturer believes that it will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance of continued availability. The lack of availability of certain components could require a major redesign of our AED and could result in production and delivery delays.

      There can be no assurances that we will be successful in implementing our business plan.

Research & Development

      Since inception, Pride has invested approximately one million dollars toward research and development of our line of products and the development of marketing channels to sell our products. The investment in research and development includes, design, testing and approval of our products by the appropriate regulatory bodies.

      There can be no assurances that we will be successful in implementing our business plan.

Competition

        The ballistic-resistant garment business is highly competitive and fragmented. We estimate the number of competitive United States manufacturers at approximately 20. We compete by maintaining the 153 year old Smith & Wesson traditions of providing products that can be relied upon for dependability, service, innovation and craftsmanship. Our principal competitors include Armor Holdings, Inc., DHB Industries, Inc. and Second Chance Body Armor, Inc. Since there are no published reports concerning the market, and many companies are privately held, we are unable to estimate the size of the market. The AED business is also highly competitive. We compete by maintaining the 153 year old Smith & Wesson traditions of providing products that can be relied upon for dependability, service, innovation and craftsmanship.

        We believe that the following are competitive strengths that provide us an advantage in our target markets:

        We believe that the Smith & Wesson brand, which has serviced law enforcement for the past 153 years, is recognized as an icon within this target market. Utilizing the Smith & Wesson trademarks on our products has provided us with immediate recognition within the law enforcement marketplace. We believe that the Smith & Wesson brand is responsible for enabling us to limit the barrier of entry for sales of our products to our target market. As such, we believe that our worldwide exclusive license with Smith & Wesson has provided us with a key competitive advantage in the marketplace for our products.

        We believe that the key competitive factor in marketing and selling our products is order execution and on-time delivery of products. Our products are critically important to the safety of military and law enforcement personnel and reliable on-time delivery is essential. We believe that our ability to execute orders and deliver our products on time backed by knowledgeable and professional customer service is a key competitive advantage.

        A majority of our revenues are dependent upon State, County, City and Municipality government contracts. We believe that the close relationships our management and sales teams have developed with the state and local agencies that use our products gives us and our products the credibility to effectively compete for contracts.

        We are in the process of developing and training a network of distributors throughout the U.S. to further develop our sales in our target market. We intend to also capitalize on the national and international distribution networks developed by Smith & Wesson over the last 153 years to enhance our distribution in the US and abroad. We are fully committed to the distributor network and provide support through education and training, sales and marketing assistance, and accessibility, which we believe will result in a strong, significant and loyal distributor network.

There can be no assurances that we will be successful in implementing our business plan.

Government and Industry Regulations and Standards.

        The ballistic and fragmentation resistant garments and accessories that we manufacture and sell are not currently the subject of government regulation domestically. Sales of NIJ Level III and Level IV armor require an export license for shipment to international customers. Law enforcement agencies and the U.S. military specify certain standards of performance, such as NIJ standards for bullet-resistant vests in several categories, and the NIJ has established a voluntary standard for testing stab-resistant armor, which is often a requirement for the sales of correctional armor. We submit our vests to both independent laboratories and the NIJ for testing under these standards.

      AED's are subject to FDA review of labeling, advertising and promotional materials, as well as record keeping and reporting requirements. Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the products, could result in FDA regulatory or enforcement action. Further, any changes to the products or their labeling may require additional FDA submissions, review, clearance or approval.


Product Liability Insurance

      Our current products are used in situations that could result in serious injuries or death, including injuries that may result from the failure of our products. We maintain product liability insurance in the amount of $11,000,000 per occurrence, and $12,000,000 in the aggregate, less a deductible of $5,000. We have no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that we will be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of our assets, as applicable, and may have a material adverse effect on our financial condition and results of operations on a consolidated basis. If we are unable to obtain product liability coverage we may be prohibited from bidding for orders from certain government customers. Many governmental agencies currently require such insurance coverage, and any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our financial condition and results of operations.


Additional Risk Factors

      Our business, operations and financial condition are subject to various risks. Several material risks are described below, and you should take these risks and others set forth in this Annual Report on Form 10-KSB and in other reports and materials that we file with the Securities and Exchange Commission into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of certain material risk factors.

      A substantial majority of our revenues and net income is dependent upon the sale of the ballistic-resistant products. We have limited sources of such required raw materials for our ballistic-resistant products. We expect any material future shortages of required raw materials to have a material adverse effect on our business, financial condition and results of operations.

      The products that we manufacture and/or sell are typically used in applications and situations that involve high levels of risk of personal injury. Failure to use our products for their intended purposes, failure to use them properly, their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death. We cannot assure you that our insurance coverage would be sufficient to cover the payment of any potential claim. In addition, we cannot assure you that our current insurance or any other insurance coverage will continue to be available or, if available, that we will be able to obtain it at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition and results of operations.

      Customers for our products include federal, state, municipalities, foreign, military, law enforcement and other governmental agencies. Government tax revenues and budgetary constraints, which fluctuate from time to time, can affect budgetary allocations for these customers. Many domestic and foreign government agencies have in the past experienced budget deficits that have led to decreased spending in defense, law enforcement and other military and security areas. Our results of operations may be subject to substantial period-to-period fluctuations because of these and other factors affecting military, law enforcement and other governmental spending. A reduction of funding for federal, state, municipal, foreign and other governmental agencies could have a material adverse effect on sales of our products and our business, financial condition and results of operations.

      The market price and trading volume of our common stock is subject to significant volatility. The general economic, political and stock market conditions that may affect the market prices of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting our market price include (but are not limited to) variations in our operating results, and whether we have achieved our key business targets, the limited number of shares of our common stock available for purchase or sale in the public markets, sales or purchases of large blocks of our stock, changes in, or our failure to meet, our earnings estimates, changes in securities analysts' buy/sell recommendations, differences between our reported results and those expected by investors and securities analysts and announcements of new contracts by us or our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

        In the event we experience significant increases in the prices paid for raw materials, we may be unable to completely pass through, either in whole or in part, such increases in the cost of raw materials to our customers. In the event we are so unable to pass through all or a portion of such price increases to our customers, our profit margin on such products may be reduced.


ITEM 2. DESCRIPTION OF PROPERTY

      The offices of Pride recently relocated to 15760 Ventura Boulevard, Suite 1020 Encino, California 91436. We sublease our office space from a private company owned by Pride's Chairman of the Board of Directors under a three-year operating lease which began in May 2003.

      Pride is the holder of the worldwide exclusive license to utilize the trademarks Smith & Wesson(R) on certain personal protective equipment and supplies, including personal body armor, ballistic and projectile fragment covers and automated external defibrillators. Pride is the holder of the worldwide exclusive license to utilize the trademark HeartBeat(R).


ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Pride obtained a written consent from the majority stockholders as of December 10, 2004, approving an amendment to the certificate of incorporation of the Company to create and authorize a class of preferred stock, consisting of 10,000,000 shares, $.001 par value, the rights of which may be set by the board of directors at the time of issuance without stockholder approval.

      Pride obtained a written consent from the majority stockholders as of August 24, 2004, approving a change in the name of the Company to "Pride Business Development Holdings, Inc. The Board of Directors of the Company unanimously approved the Name Change. Under Section 78.320 of the Nevada General Corporation Law, action by stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize the action at a meeting at which all shares entitled to vote thereon were present and voted. On that basis, the majority stockholders approved the Name Change. No other vote or stockholder action was required.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Preferred Stock

      The board of directors unanimously adopted and submitted to and obtained from the stockholders by written consent of the majority of the holders of common stock, approval for an amendment to the certificate of incorporation to authorize the Company to issue up to 10,000,000 shares of preferred stock, par value $.001 per share. The board of directors believes that the authorization of the preferred stock is in the Company's and the stockholders' best interests. Although the board of directors has no current or future plans or commitments to issue any shares of preferred stock, the board believes that the availability of such a security may prove especially useful in connection with financing our capital needs or structuring the growth of the Company. The flexibility vested in the board to issue shares of preferred stock would, in particular, allow the board to consider and, if in the best interests of the stockholders, take advantage of acquisition opportunities. The authorization will enable the board to act promptly if appropriate circumstances arise which, require the issuance of such shares.

      The preferred stock will be issuable in one or more series, each series having such designations, preferences, and dividend, conversion, redemption, cumulative, relative, participating, optional and other rights, including voting rights, qualifications, limitations and restrictions as determined by the board. Thus, the board of directors will be entitled to authorize the creation and issuance of up to 10,000,000 shares of preferred stock in one or more series with such rights, limitations and restrictions as may be determined in the board's sole discretion, without the expense and delay of a special stockholders' meeting, except as may be required by our by-laws, applicable law or stock market or exchange requirements. Many other public companies have authorized a class of preferred stock with similar features.

      The authorization of the shares of preferred stock will not, by itself, have any effect on the rights of the holders of shares of our common stock. Nonetheless, the issuance of one or more series of preferred stock could, depending upon the board's determination of the rights and preferences of the series of preferred stock, (i) restrict the payment of dividends to holders of our common stock; (ii) dilute voting power of the holders of common stock to the extent that the holders of preferred stock are given voting rights; (iii) dilute the equity interests and voting power of the holders of common stock if the preferred stock is convertible into common stock; and (iv) restrict the distribution of assets to the holders of the common stock upon liquidation or dissolution and until the satisfaction of any liquidation preference granted to the holders of preferred stock. Although the board has no present intention of doing so, it could issue shares of preferred stock that could, depending on the terms of such series, discourage or make more difficult an attempt to obtain control of us by means of a merger, tender offer, proxy contest or other means. When in the board's judgment such action would be in the Company's and the stockholders' best interest, the issuance of shares of preferred stock could be used to create voting or other impediments or to discourage persons seeking to gain control of the Company, for example, by the sale of preferred stock to purchasers favorable to the board. In addition, the board could authorize holders of a series of preferred stock to vote either separately as a class or with the holders of common stock, on any merger, sale or exchange of the Company assets or any other extraordinary corporate transaction. The existence of the additional shares could have the effect of discouraging unsolicited takeover attempts. The issuance of new shares could also be used to dilute the stock ownership of a person or entity seeking to obtain control of us should the board consider the action of such entity or person not be in the Company's or the stockholders' best interests.

Common Stock

        Our common equity is quoted on the Pink Sheets and is identified by the trading symbol, "PDVG". Our common equity has been quoted on the Pink sheets since November 10, 2004. During the fourth quarter of 2004, our common equity traded between the range of $0.75 and $1.27 per share. Our common equity is thinly traded. There can be no assurance that an active market will develop. If an active trading market is not developed or maintained, the liquidity and trading price of our common stock could be adversely affected.

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

Equity Performance Plan
      On December 14, 2001, the stockholders of the Company and the Board of Directors of the Company approved and instituted an equity performance plan (the "Plan") for the Company. The purpose of the Plan is to enable the Company to offer to its employees, officers, directors and consultants whose past, present and/or potential contributions to the Company has been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. The various types of long-term incentive awards that may be provided under the Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The Plan is administered by the Company's Board of Directors, who have full authority to award, pursuant to the terms of the Plan:
(i) Stock Options; (ii) Stock Appreciation Rights; (iii) Restricted Stock; (iv) Deferred Stock; (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. The total number of shares of Company common stock reserved and available for issuance under the Plan is 3,000,000 shares. As of December 31, 2004, the Company has not issued any awards.

Recent Sales of Unregistered Securities

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

     This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

      From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

      We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in the Risk Factor section which appears in Item 1-Business above.

      Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis and this Annual Report on Form 10-KSB that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

      The financial information set forth in the following discussion should be read with the financial statements of Pride included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

      We had $10,706 in revenues from sales of our automated external defibrillators for the year ended December 31 2004. We had no prior revenues. Cost of sales for these defibrillators was $2,148, which generated a profit margin of $8,558 or 80% of sales. We anticipate that sales will increase in this area as well as from other products being developed for the Homeland Security marketplace, however, there can be no assurances given that we will be successful in developing products that will be profitable or competitive in this market.

      Our expenses for the year ended December 31, 2004 were $1,040,565. These expenses were incurred for consulting, legal and accounting fees in conjunction with the share exchange agreement, SEC reporting requirements and various business consulting arrangements as well as for trademark licensing fees and insurance premiums incurred in connection with the licensing agreement. Additionally, we incurred payroll and employee benefits expenses, interest on shareholder loans and general operating expenses.

      Expenses for the year ended December 31, 2003 were $163,555. These expenses included salaries, rent, interest and trademark licensing fees.

Liquidity and Capital Resources:

      We currently have minimum capital resources. We have no financing commitments at this time. As of December 31, 2004, our assets totaled $43,618 which was comprised solely of prepaid insurance relating to our trademark licensing agreement and licensing trademarks. We sold a total of 850,000 shares of our common stock in a private placement in September and December 2004 for total cash proceeds of $510,000. Our liabilities totaled $734,162 at December 1, 2004 for various business payables. Included in these liabilities is a note payable for $696,231 incurred for various expenses paid by a shareholder on behalf of the Company.

      Subsequent to the year-end we sold an additional 150,000 shares of common stock from the private placement for proceeds of $90,000. The private placement will remain open for the near term.

      Because Pride is in the development stage, it currently has minimal revenues and is incurring expenses from its operations. No specific value has been assigned to Pride's principal assets in that they are intangible in form. To date approximately $900,000 has been spent by Pride in developing its current principle assets. Pride Group will need substantial capital for it to implement its business plan. We are negotiating with sources for investment capital, but do not have any commitments (other than the sale of the 1,000,000 shares previously discussed) from these sources at this time.

      We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

New Accounting Pronouncements

      Pride does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pride's results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


                                                                            PAGE

Report of Malone & Bailey, PC independent accountants                    F-2

Consolidated Balance Sheet for the year ended December 31, 2004          F-3

Consolidated Statements of Operations for the years ended December 31,
2004 and December 31, 2003                                               F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2004 and December 31, 2003                                  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and December 31, 2003                                  F-6

Notes to Financial Statements                                            F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
   Pride Business Development Holdings, Inc.
   (formerly Medstretch, Inc.)
   (a development stage company)
   Encino, California



We have audited the accompanying consolidated balance sheet of Pride Business Development Holdings, Inc. (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2004 and periods from April 25, 2003 (Inception) through December 31, 2003 and 2004. These consolidated financial statements are the responsibility of Pride's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pride, as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Pride will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Pride has suffered recurring losses from operations and has no cash, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 31, 2005

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly Medstretch, Inc.)
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004





                                     ASSETS
Current assets:
      Prepaid and other current assets                        $   43,618
                                                              ==========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable                                        $   25,541
      Accrued liabilities                                         12,390
                                                              ----------

         Total current liabilities                                37,931

Long-term Liabilities
      Convertible Note payable - related party                   696,231
                                                              ----------

         Total liabilities                                       734,162
                                                              ----------

Commitments                                                            -

Stockholders' deficit
      Common stock, $0.001 par value, 100,000,000
         shares authorized, 11,913,055 shares
         issued and outstanding                                   11,913
      Additional paid-in-capital                                 501,663
      Deficit accumulated during the development stage        (1,204,120)
                                                              ----------

         Total stockholders' deficit                            (690,544)
                                                              ----------

         Total liabilities and stockholders' deficit          $   43,618
                                                              ==========





          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly Medstretch, Inc.)
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        Year Ended December 31, 2004 and the Periods from April 25, 2003
                 (Inception) Through December 31, 2003 and 2004





                                         Year     Inception    Inception
                                         Ended     through      through
                                         2004        2003        2004
                                         ----        ----        ----

Revenues                             $    10,706 $         - $    10,706
Cost of revenues                          (2,148)          -      (2,148)
                                     ----------- ----------- -----------

Gross profit                               8,558           -       8,558

Operating expenses:
General & administrative               1,018,350     161,000   1,179,350

Interest expense                          30,773       2,555      33,328
                                     ----------- ----------- -----------

Net loss                             $(1,040,565)$  (163,555)$(1,204,120)
                                     =========== =========== ===========

Net loss per share
  Basic and diluted                  $     (0.11)$     (0.02)

Weighted average shares outstanding
  Basic and diluted                    9,549,315   8,500,000



          See accompanying summary of accounting policies and notes to financial statements.

                   PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (formerly Medstretch, Inc.)
                         (a development stage company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           From April 25, 2003 (Inception) through December 31, 2004


                                            Additional
                          Common Stock         Paid      Retained
                        Shares    Amount    in Capital    Deficit      Totals
Shares issued to
  founders             8,500,000 $   8,500 $    (7,500)$         -  $    1,000

Net loss                       -         -           -    (163,555)   (163,555)
                      ---------- --------- ----------- -----------  ----------

Balances,
  December 31, 2003    8,500,000     8,500      (7,500)   (163,555)   (162,555)

Shares issued to
  Medstretch
  shareholders         2,500,000     2,500     (37,757)          -     (35,257)
Shares issued for
  cash                   850,000       850     509,150           -     510,000
Shares issued for
  accrued interest        55,555        56      33,277           -      33,333
Shares issued for
  services                 7,500         7       4,493           -       4,500

Net loss                       -         -           -  (1,040,565) (1,040,565)
                      ---------- --------- ----------- -----------  ----------

Balances,
  December 31, 2004   11,913,055 $  11,913 $   501,663 $(1,204,120) $ (690,544)
                      ========== ========= =========== ===========  ==========


          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly Medstretch, Inc.)
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year Ended December 31, 2004 and the Periods from April 25, 2003
                 (Inception) Through December 31, 2003 and 2004





                                             Year     Inception     Inception
                                             Ended      through      through
                                             2004        2003          2004
                                             ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                            $(1,040,565) $ (163,555)  $(1,204,120)
     Adjustments to reconcile
       net loss to cash used in
       operating activities:
     Shares issued for services                4,500           -         4,500
     Shares issued for reverse merger        (35,257)          -       (35,257)
     Shares issued to founders                       -     1,000         1,000
     Changes in assets and liabilities:
        Prepaid and other current assets     (43,618)          -       (43,618)
        Accounts payable                      25,541           -        25,541
        Accrued liabilities                   43,168       2,555        45,723
                                         -----------   ---------    ----------

CASH USED IN OPERATING ACTIVITIES         (1,046,231)   (160,000)   (1,206,231)
                                         -----------   ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shares issued for cash, net of
       offering costs                        510,000            -      510,000
     Proceeds from related party loan        536,231     160,000       696,231
                                         -----------   ---------    ----------

CASH PROVIDED BY FINANCING ACTIVITIES      1,046,231     160,000     1,206,231
                                         -----------   ---------    ----------

NET CHANGE IN CASH                                 -             -           -
      Cash, beginning of period                    -             -           -
                                         -----------  ------------ -----------

      Cash, end of period                $         -  $          - $         -
                                         ===========  ============ ===========


Cash paid for:
  Interest                               $         -  $          - $         -
  Income Taxes                                     -             -           -

Conversion of accrued interest to
  common shares                               33,333             -      33,333


          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly Medstretch, Inc.)
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Pride Business Development Group ("Pride") was incorporated on April 25, 2003 in the State of Nevada. Pride is a development stage company and plans to become a principal source for the unique equipment and materials demanded by the Homeland Security marketplace. Pride's fiscal year end is December 31.

On August 24, 2004, Pride was purchased by Medstretch, Inc. ("Medstretch") in a transaction recorded as a reverse merger. Medstretch issued 8,500,000 shares to Pride's shareholders in exchange for 100% of the outstanding stock of Pride. Immediately prior to this merger, Medstretch had 2,500,000 shares outstanding. Pride's shareholders now hold 77% of the total post-acquisition outstanding shares of Medstretch. In connection with the reverse merger, Medstretch changed its name to Pride Business Development Holdings, Inc.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Actual results could differ from those estimates.

Basis of Presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, Medstretch. Significant inter-company accounts and transactions have been eliminated.

Revenue Recognition. Pride recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

Basic and diluted net loss per share. Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Pride considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income taxes. Pride recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Pride provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently issued accounting pronouncements. Pride does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred recurring net losses of $1,040,565 and $163,555 in the year ended December 31, 2004 and the period from inception to December 31, 2003, respectively, has an accumulated deficit of $1,204,120 and no cash as of December 31, 2004.

These conditions raise substantial doubt as to Pride's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.


NOTE 3 - NOTE PAYABLE - RELATED PARTY

At December 31, 2004, Pride owed a majority shareholder a note payable in the amount of $696,231. This note represents the expenses incurred by Pride but paid by a related company on behalf of Pride. This related company is owned by Pride's majority shareholder. This note is due on September 13, 2008, bears 5.25% interest per annum and is unsecured.

During the year ended December 31, 2004, Pride paid a consultant, who is also the husband of Pride's majority shareholder, $36,280 for consulting services. See Note 7 for restructuring of Note Payable.


NOTE 4 - INCOME TAXES

Pride uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004, Pride incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,200,000 at December 31, 2004, and will expire in the years 2023 to 2024.

At December 31, 2004, deferred tax assets consisted of the following:


            Deferred tax asset                          $  408,000
            Less: valuation allowance                     (408,000)
                                                        ----------
            Net deferred taxes                          $        0
                                                       ===========


NOTE 5 - COMMITMENTS

Pride subleases its office space from a related company under a three-year operating lease which began in May 2003. Basic rent expense charged to operations for fiscal 2004 and 2003 was $97,414 and $21,000, respectively.

Future minimum lease payments under the non-cancelable operating lease are $89,708 for 2005, $45,096 for 2006 and none thereafter.

By agreement dated July 2, 2003 with Smith & Wesson Holding Corporation, Pride entered into a four-year worldwide exclusive trademark license agreement and agreed to minimum guaranteed payments of $87,500 for 2005, $137,500 for 2006,

$37,500 for 2007 and none thereafter. Payment of the minimum guaranteed payments is guaranteed by a related private company that is owned by Pride's majority shareholder. Per the agreement, Pride holds the worldwide exclusive rights to utilize the Smith & Wesson(R) registered trademarks for personal body armor, ballistic and projectile fragment covers and automated external defibrillators. Pride has opted to expense the fees due per the agreement.

By agreement dated October 14, 2003, with Printron, Inc., Pride entered into a eleven-year worldwide exclusive trademark license agreement and agreed to pay and did pay a one time fee of $2,500. Printron, Inc. is the registered holder of the trademark, "HeartBeat" for use in conjunction with certain medical products. Per the agreement, Pride holds the worldwide exclusive right to utilize the registered trademark, "HeartBeat" for automated external defibrillators. Pride has opted to expense the fee paid per the agreement.

Pride holds a general liability insurance policy (the "Liability Policy") which provides up to $12,000,000 in coverage. The total premium for the insurance is $212,607.08. The total premium was paid in full and financed by Pride. The Liability Policy covers, amongst other things, claims relating to personal body armor, ballistic and projectile fragment covers and automated external defibrillators.


NOTE 6 - COMMON STOCK

On August 24, 2004, Pride was purchased by Medstretch in a transaction recorded as a reverse merger. Medstretch issued 8,500,000 shares to Pride's shareholders in exchange for 100% of the outstanding stock of Pride.

During the year ended December 31, 2004:

- Pride issued 850,000 shares for cash consideration of $510,000.
- Pride's management approved and issued 55,555 shares of common stock to the majority shareholder to pay off unpaid interest of $26,864. The shares were valued at their fair value of $33,333; therefore, an additional interest expense of $6,469 was recorded.
- Pride issued 7,500 shares of common stock to employees for their services. The shares were valued at their fair value of $4,500.


NOTE 7 - SUBSEQUENT EVENTS

On January 2, 2005, the majority shareholder of Pride agreed to loan Pride up to an additional $1,000,000, at her discretion, as working capital for the Company. In exchange for this agreement, Pride agreed to increase the interest rate of the existing note, including any additional amounts loaned pursuant to the agreement, to 10% per annum. Additionally, per the agreement, all amounts loaned under the note and the new agreement, including all interest thereon, may, at the election of the majority shareholder, be converted into common stock of Pride. For each $0.60 of the loan amounts converted by the majority shareholder, Pride shall issue to the majority shareholder one share of Pride common stock and one five-year warrant to purchase one share of Pride common stock at an exercise price of $1.00. In exchange for the agreement, Pride's management also approved the issuance to the majority holder of one million five-year warrants, each warrant entitling the holder to purchase one share of Pride common stock at an exercise price of $3.00. In the first quarter of fiscal 2005, Pride borrowed an additional $244,000 from the majority shareholder and repaid $32,642.

During first quarter of fiscal 2005:
- Pride obtained two lines of credit from a financial institution. The net borrowings aggregated $42,767. These two lines of credit are personally guaranteed by Pride's majority shareholder for no additional consideration.
- Pride issued 150,000 shares for cash consideration of $90,000.
- Pride issued 365,000 shares to several consultants for their services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

ITEM 8A.CONTROLS AND PROCEDURES

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

      The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth information concerning the directors and executive officers of Pride and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

NAME                                AGE                   POSITION
---------------                     ---         ----------------------------
Ari Markow                           35         Director, President, Treasurer
Francine Markow                      54         Director, vice president

      Ari Markow, age 35, currently serves as the President, Treasurer, and a member of the Board of Directors of Pride Business Development Group. Prior to joining Pride Business Development Group in May of 2003, Mr. Markow served as General Counsel and Vice President to a privately held business consulting firm specializing in assisting small private and public emerging growth companies in managing and realizing their goals with respect to their business operations, growth potential and financing needs. Prior thereto, Mr. Markow practiced securities and corporate law and litigation at two separate Los Angeles, California based law firms where he represented the interests of a variety of private and public companies with respect to SEC compliance issues, mergers, acquisitions, restructuring transactions and general corporate matters. Mr. Markow has been a member of the California State Bar since 1996.

      Francine Markow, age 54, currently serves as Corporate Secretary, Vice President and Chairman of the Board of Directors of Pride Business Development Group. She holds a Bachelor of Arts Degree in Speech Communication from California State University, Northridge. Prior to joining Pride Business Development Group in May of 2003, Mrs. Markow founded and helped build a corporate service company located in Los Angeles, California which acts as a full service filing agent for small public corporations and offers general public relations and consulting services to its corporate clients. She continues to serve as an officer and director of the corporate service company. Since 1993 Mrs. Markow has volunteered her services to the Simon Wiesenthal Center's Museum of Tolerance located in Los Angeles, California, as both a docent and facilitator for their Tools For Tolerance Program, dedicated to diversity training for corporations and educators.

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

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2004, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2004, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

      We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

      We have no audit committee financial expert. Our sole director has financial statement preparation and interpretation ability obtained over the years from his past business experience. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of nature of our current limited operations, we believe the services of a financial expert are not warranted.

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

      We have not adopted a formal code of ethics statement. The board of directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons who are also the officers and directors and many of the persons employed by the Company are independent contractors general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.

SHAREHOLDER-DIRECTOR COMMUNICATION

      We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating nominees from shareholders. We do not have any restrictions on shareholder nominations under our certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada Corporate Law and the federal proxy rules. Currently the board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are "independent." The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the Company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the boards' attention by virtue of the co-extensive employment.

      The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2004.

ITEM 10. EXECUTIVE COMPENSATION

      The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2004 and 2003.

                                                      LONG TERM COMPENSATION
                                                   ---------------------------
                                                              AWARDS
                                                   ---------------------------
                                                                             PAYOUTS
                                                                             -------
                       ANNUAL COMPENSATION         RESTRICTED   SECURITIES
                       -------------------           STOCK      UNDERLYING    LTIP     ALL OTHER
NAME AND                   SALARY   BONUS   OTHER    AWARD       OPTIONS     PAYOUTS  COMPENSATION
PRINCIPAL            YEAR    ($)     ($)    ($)       ($)        SARS(#)       ($)        ($)
---------------      ----  -------- -----   -----  ----------   ----------   -------  ------------
POSITION

Ari Markow           2004  $124,615  $0      $0       $0           $0          $0           $0
President & Director
                     2003  $120,000  $0      $0       $0           $0          $0           $0


Francine Markow (1)  2004  $ 45,000  $0      $0        $0          $0          $0      $33,333
Secretary & Director
                     2004  $0        $0      $0        $0          $0          $0           $0


(1) For the fiscal year ended December 31, 2004, Ms. Markow received 55,555 shares of common stock valued at $33,333 for accrued interest on shareholder loans.

COMPENSATION OF DIRECTORS

      Persons who are directors and employees will not be additionally compensated for their services as a director. There is no plan in place for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

OTHER COMPENSATION ARRANGEMENTS

      None

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2004, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                        NUMBER OF      PERCENTAGE
  NAME OF PERSON OR GROUP                 SHARES            OF
                                           OWNED *     OWNERSHIP
                                        ----------     ----------
Ari Markow (1)........                   1,700,000      14.27%
Francine Markow (2)                      6,855,555      57.55%

All executive officers and
directors as a group   (two persons)     8,555,555      71.82%

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

(1)  Ari Markow is the president, treasurer and a director of the Company.

(2) Francine Markow is a vice president, secretary and a director of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2004, the Company received various loans totaling $696,231 from Francine Markow, our chairman of the board, vice president and secretary, in order to fund the business operations. These unsecured promissory notes bear 5.25% simple interest and are due on demand. On December 29, 2004, the board of directors approved the issuance of 55,555 shares of unregistered shares of the company's common stock to Ms. Markow for accrued interest on these loans. These shares were valued at $33,333 or $0.60 per share.

ITEM 13. EXHIBITS

a.  Exhibits

Exhibit Number   Exhibit Description
--------------   -------------------

3.1              Certificate of Amendment of Articles of Incorporation of
                 Medstretch, Inc. (1)

3.2 Certificate of Amendment of Articles of Incorporation of Pride Business Development Holdings, Inc. (3)

10.1             Share Exchange Agreement dated as of August 2, 2004 (2)

10.2 Intellectual Property Assignment to Dr. Partridge dated as of August 2, 2004 (2)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)


(1) Previously filed with Form DEF 14c (information statement) on September 21, 2004. (2) Previously filed with Form 8-K on August 30, 2004. (3) Previously filed with Form DEF 14c (information statement) on December 10, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

   The Company paid audit and financial statement review fees totaling ?$ ???? and $4,000 for the fiscal years ended December 31, 2004 and December 31, 2003 respectively, to Malone & Bailey, PC, our independent accountants.

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

                      (Registrant) PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

Date: August 16, 2005                           By:  /s/  Ari Markow
                                                    ---------------------
                                                    Ari Markow, President,
                                                    Treasurer & Director