Form 10QSB
period 2005-03-31
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-02-16
CIK 1137667

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2005

                        Commission File Number 000-32517

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly MEDSTRETCH INC.)
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

              Nevada                                             91-1997729
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1230 Calle Suerte Camarillo, California                            93012
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (866) 868-0461
                                                   --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 25, 2006 Pride had outstanding 14,223,855 shares of its common stock, par value $0.001.

                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     PAGE

PART I

ITEM 1.     FINANCIAL STATEMENTS                                               3
ITEM 2.     MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                    11
ITEM 3.     CONTROLS AND PROCEDURES                                           16

PART II     LEGAL PROCEEDINGS                                                 17

ITEM 1.
ITEM 2.     CHANGES IN SECURITIES                                             17
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   18
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18
ITEM 5.     OTHER INFORMATION                                                 18
ITEM 6.     EXHIBITS                                                          18

PART I

ITEM 1. FINANCIAL STATEMENTS

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                                  Balance Sheet
                                 March 31, 2005
                                   (unaudited)

                                                          March 31,        December 31,
                                                            2005               2004
                                                         ------------      ------------
Assets

Current assets
Cash                                                     $      9,591      $         --
Prepaids and other current assets                                  --            43,618
                                                         ------------      ------------
Total current assets                                            9,591            43,618

Fixed assets, net                                               1,862                --
                                                         ------------      ------------

Total assets                                             $     11,453      $     43,618
                                                         ============      ============

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                         $     27,608      $     25,541
Line of credit                                                 64,537                --
Payroll taxes                                                  41,920                --
Accrued liabilities                                                --            12,390
                                                         ------------      ------------

Total current liabilities                                     134,065            37,931

Long term liabilities
Convertible Note Payable - Officer                            937,067           696,231
                                                         ------------      ------------

Total liabilities                                           1,071,132           734,162

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding                     --                --

Common stock, $0.001 par value, 100,000,000
shares authorized, 12,563,055 and 11,913,055 shares
issued and outstanding, respectively                           12,563            11,913

Additional paid in capital                                  1,091,013           501,663
Deficit accumulated during the development stage           (2,163,255)       (1,204,120)
                                                         ------------      ------------

Total stockholders' deficit                                (1,059,679)         (690,544)
                                                         ------------      ------------

Total Liabilities and Stockholders' Deficit              $     11,453      $     43,618
                                                         ============      ============

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                            Statements of Operations
          For the Three Months Ended March 31, 2005 and March 31, 2004
                         And Inception to March 31, 2005
                                   (unaudited)

                                                                                   Inception
                                           3 MONTHS ENDED     3 MONTHS ENDED        Through
                                           MARCH 31, 2005     MARCH 31, 2004     MARCH 31, 2005
                                           --------------     --------------     --------------
Sales                                      $        4,550     $           --     $       15,256

Cost of Goods Sold                                  3,015                 --              5,163
                                           --------------     --------------     --------------

Gross Profit                                        1,535                 --             10,093

General & Administrative                          939,075            123,267          2,118,425

Interest expense                                   21,595              2,909             54,923
                                           --------------     --------------     --------------

Net Profit (Loss)                          $     (959,135)    $     (126,176)    $   (2,163,255)
                                           ==============     ==============     ==============

Net loss per shares basic and diluted      $        (0.08)    $        (0.01)
Weighted average shares outstanding
 Basis and Diluted                             12,454,722          8,500,000

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                             Statement of Cash Flows
          For the Three Months Ended March 31, 2005 and March 31, 2004
                         And Inception to March 31, 2005
                                   (unaudited)

                                                   3 MONTHS ENDED     3 MONTHS ENDED        Inception
                                                      MARCH 31,          MARCH 31,           through
                                                        2005               2004              3/31/05
                                                   --------------     --------------     --------------
Cash flows from operating activities:
Net Income (Loss)                                  $     (959,135)    $     (126,176)    $   (2,163,255)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation expense                                           --                 --                 --
Decrease (increase) in prepaid assets                      43,618                 --                 --
Increase (decrease) in accounts payable                     1,676                 --             27,217
Increase (decrease) in accrued liabilities                     --                 --             45,723
Increase (decrease) in line of credit                      64,537                 --             64,537
Increase (decrease) in accrued interest                        --              2,909                 --
Increase (decrease) in payroll taxes payable               29,921                 --             29,921
Shares issued for services                                500,000                 --            504,500
Shares issued for reverse merger                               --                 --            (35,257)
Shares issued to founders                                      --                 --              1,000
                                                   --------------     --------------     --------------

Net cash used in operating
 activities                                              (319,383)          (123,267)        (1,525,614)

Cash flows from investing activities
Decrease (increase) in fixed assets                        (1,862)                --             (1,862)

Cash flows from financing activities
Shares issued for cash, net of offering
 Costs                                                     90,000                 --            600,000
Increase (decrease) in officer loan                       240,836            123,267            937,067
                                                   --------------     --------------     --------------

Net cash provided (used) by financing
 activities                                               330,836            123,267          1,537,067

Net increase (decrease) in cash                    $        9,591     $           --     $        9,591

Cash at beginning of period                                    --                 --                 --
                                                   --------------     --------------     --------------

Cash at end of period                              $        9,591     $           --     $        9,951
                                                   --------------     --------------     --------------

Cash paid for:
Interest                                           $       21,595     $           --     $       54,923
Income taxes                                                   --                 --                 --

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pride Business Development Holdings, Inc. ("Pride") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pride's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred a net loss of $959,135 for the quarter ended March 31, 2005 and has an accumulated deficit of $2,163,255. These conditions raise substantial doubt as to Pride's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTE PAYABLE - OFFICER

At March 31, 2005, Pride owed a majority shareholder a note payable in the amount of $937,067. This note represents the expenses incurred by Pride but paid by a related company on behalf of Pride. This related company is owned by Pride's majority shareholder. This note is due on September 13, 2008, and prior to January 2, 2005, bore 5.25% interest per annum and was unsecured. On January 2, 2005, the majority shareholder of Pride agreed to loan Pride up to an additional $1,000,000, at the shareholder's discretion, as working capital for Pride. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the note and the Loan Agreement, including all interest thereon, may, at the election of the majority shareholder, be converted into common stock of Pride. For each $0.60 of the loan amounts converted by the majority shareholder, Pride shall issue to the majority shareholder one share of Pride common stock and one five-year warrant to purchase one share of Pride common stock at an exercise price of $1.00. In exchange for the Loan Agreement, Pride's management also approved the issuance to the majority holder of one million five-year warrants, each warrant entitling the holder to purchase one share of Pride common stock at an exercise price of $3.00. In the first quarter of fiscal 2005, Pride borrowed an additional $240,836 from the majority shareholder.

NOTE 4 - COMMITMENTS

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

NOTE 5 - COMMON STOCK

On January 10, 2005, Pride entered into a consulting and advisory agreement with Lyons Capital Group and issued a total of 500,000 shares of its common stock valued at market of $500,000.

On February 1, 2005, Pride sold a total of 150,000 shares of common stock to two investors in a private placement. The shares were sold for an aggregate purchase price of $90,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital.

NOTE 6 - SUBSEQUENT EVENTS

On July 6, 2005, and as amended on August 15, 2005, Pride entered into a lease agreement for the property located at 1230 Calle Suerte, Camarillo, California 93012 (the "Manufacturing Facility"). The term of the lease agreement is for
62.5 months, commencing on August 16, 2005 and ending on October 31, 2010. Base rent is $16,055 per month. Pride has posted a security deposit of $96,330.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

When used in this Form 10-QSB as amended and in future filings by Pride Business Development Holdings, Inc. with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Proposed Business Operations after August 24, 2004

On August 24, 2004 we completed a share exchange agreement with the current stockholders of Pride Business Development Group, a Nevada corporation ("Pride Group"), by which transaction Pride Group became a wholly-owned subsidiary of Medstretch. Pride Group will continue as a separate corporation under the laws of the State of Nevada (on September 15, 2005, Pride Group duly amended its Articles of Incorporation to officially change its corporate name to, "Bodyguard, Inc."). On September 21, 2004, following the completion of the share exchange agreement, a majority of the shareholders of Medstretch voted to change the name of the company to Pride Business Development Holdings, Inc. ("Pride").

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

In conjunction with the share exchange, Medstretch disposed of all of its assets, including its intellectual property assets, relating to the muscular - - skeletal programs that it sought to develop and market. Medstretch and Pride determined that those assets had no current value, and they did not fit with the future business plans that the Pride management had for Medstretch. These assets were transferred to Dr. Kim Partridge, the former majority stockholder of Medstretch, in return for the contribution to capital of all the common stock of which she was the holder, so that all of such shares, aggregating 8,000,000 shares, were cancelled and returned to the status of authorized but unissued shares of common stock. In addition, as part of the capital restructuring of Medstretch for this transaction, an aggregate of an additional 1,666,000 shares were contributed to the capital of Medstretch by certain of the stockholders, all of such shares were cancelled and returned to the status of authorized but unissued shares of common stock.

As a result of the issuance and contribution to capital of various shares of common stock, after the exchange and return of shares, there was a change of control of the company.

Business of Pride

Pride Business Development Holdings, Inc. (throughout this Form 10-QSB, Pride Business Development Holdings, Inc. is referred to using terms such as "Pride", "us", "our", "we" or similar words), a development stage company, is a specialty and protective clothing and materials manufacturer for the domestic and international law enforcement, military and dangerous materials handling markets with its brand of Bodyguard(TM) products. The current focus of our business is the manufacture and sale of personal soft body armor (bullet-resistant vests) and ballistic and projectile fragment covers such as ballistic blankets and bomb blast blankets. Our current operations are focused upon the domestic law enforcement market for our line of protective products. We, through our wholly-owned subsidiary Bodyguard, Inc., are the holder of the worldwide exclusive license to utilize the Smith & Wesson trademarks on personal body armor (and related apparel) and ballistic blankets. Our goal is to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets.

Our line of body armor has been designed by us to be innovative in its comfort in action features, thereby providing the wearer with superior protection and superior maneuverability when facing the threats of today's world. All body armor within the Bodyguard(TM) line of body armor has been duly tested and certified by the National Institute of Justice, in accordance with their current standards. The NIJ standards are the accepted standards worldwide for body armor and compliance with these standards has enabled us to enter into the North American market as well as other worldwide markets for our body armor. We now design and manufacture our entire lines of body armor and protective clothing and materials in our new, state-of-the-art 35,000 square foot manufacturing facility located in Camarillo, California. We moved all of our operations, including corporate operations, to our new Camarillo, California manufacturing facility during the first week of January 2006. All products we now manufacture are made from the highest quality materials available from such companies as Dupont, Honeywell and Teijin Twaron. Prior to moving to our new manufacturing facility, our line of body armor was manufactured for us on a subcontract basis in the United States of America and was made from the highest quality materials available from such companies as Dupont and Honeywell. We have never used Zylon(R) in our lines of body armor.

The principle types of body armor which make up our lines of body armor include Concealable Armor, which is typically worn beneath the user's clothing and is designed to protect against handgun ballistic threats, and Tactical Armor, which is worn externally and is designed to protect against handgun and rifle ballistic threats and can be customized to meet the specific needs of the user. Additional information concerning our line of body armor can be found at our website located at www.yourbodyguard.com.

There can be no assurances that we will be successful in implementing our business plan to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets. There can be no assurances that we will remain an exclusive licensee of Smith & Wesson for any product we manufacture and/or offer for sale. Loss of our exclusive trademark license with Smith & Wesson and/or a decision by Smith & Wesson to not renew our trademark license may have an adverse effect on our business. Furthermore, there can be no assurances that the Smith & Wesson trademarks will not have a negative impact on our marketing efforts as a result of recent publicity (for instance, see the June 2004 article prepared by the Violence Policy Center, entitled, "Vest Buster - The .500 Smith & Wesson Magnum - The Gun Industry's Latest Challenge to Law Enforcement Body Armor.") against Smith & Wesson's manufacture of certain handguns that fire powerful rounds which are alleged to substantially exceed the protection level of the highest grade of concealable body armor normally worn by law enforcement officers in the field, known as Type IIIA.

We offered for sale an automated external defibrillator ("AED") which was branded with certain tradenames which we were permitted to use under license. Activity for this product line was nominal and during 2005 we determined that we no longer wanted to participate in the AED marketplace. The primary reason behind our decision to discontinue offering AED's was due to management's decision to focus their efforts solely on the body armor and protective clothing and materials lines of businesses.

As of the first week of January 2006, our executive offices are now located at 1230 Calle Suerte, Camarillo, California 93012. Our telephone number is 866-868-0461. Our website is located at www.pridegroup.org. Information set forth in our websites is not incorporated by reference into any of our filings with the United States Securities & Exchange Commission. Our common stock is traded on the OTC Pink Sheets under the ticker symbol "PDVG.PK"

Financial Condition and Changes in Financial Condition Overall Operating
Results:

We had $4,550 in revenues from sales of our product lines for the quarter ended March 31, 2005. Cost of sales of our line of products for the quarter was $3,015 which generated a profit margin of $1,535 or 34% of sales.

Our operating expenses for the quarter ended March 31, 2005 were $939,075. These expenses were incurred for consulting, legal and accounting fees in conjunction with the SEC reporting requirements and various business consulting arrangements as well as general operating expenses.

Liquidity and Capital Resources:

We currently have minimum capital resources. We are currently evaluating three different financing commitments at this time. As of March 31, 2005 our assets totaled $11,453 which was comprised of cash balances of $9,591 and fixed assets, net of accumulated depreciation, of $1,862. We sold 850,000 shares of our common stock in fiscal 2004 for total cash proceeds of $510,000. As of March 31, 2005, our liabilities totaled $1,071,132 for various business payables. Included in amount is a note payable for $937,067 incurred for various expenses paid by a shareholder on behalf of Pride. Because Pride is in the development stage, it had minimal revenues during the first quarter of 2005 and is incurring expenses from its operations. As of March 31, 2005, no specific value had been assigned to Pride's principal assets in that they are intangible in form. As of March 31, 2005, approximately $1,200,000 has been spent by Pride in developing its current principle assets. Pride will need substantial capital for it to implement its business plan. We are currently negotiating with three sources for investment capital, but have not committed to any of these sources at this time.

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

Each member of our board of directors serves a term of one year or from the date of election until the end of the designated term and until the successor is elected and qualified. Executive Officers and Directors after the Closing of the Share Exchange Agreement:

Name                      Age       Position

Mr. M. Michael Markow     59        Chairman and Chief Executive Officer
Mr. Ari Markow            63        Director,President, Chief Financial Officer
                                    and Treasurer
Ms. Francine Markow       55        Director, and Secretary

As of December 9, 2005, M. Michael Markow, age 59, has served as the Chief Executive Officer and Chairman of the Board of Directors of Pride. Mr. Markow has more than 20 years of textile engineering experience and has evolved as a pioneer in the design, development and manufacture of specialty protective clothing. As executive Vice President and a principal of Workrite Uniform Company, he managed the design and manufacture of personal protective clothing for numerous Federal Government Agencies, including the National Aeronautics and Space Administration (NASA) and the U.S. Bureau of Mines. Following his tenure at Workrite Uniform Company, Mr. Markow formed and managed ARI Industries, which designed and manufactured fire resistant and cold weather protective clothing. Mr. Markow played a key role in ARI Industries receiving the contract to create design specifications and subsequently manufacture all fire resistant cold weather clothing worn by all construction workers who assisted in the building of the Trans Alaska Pipeline System (TAPS) by the Alyeska Pipeline Service Company. When Mr. Markow sold his interest in ARI Industries, the company had annual sales approaching $100 million.

Ari L. Markow, age 36, currently serves as the President, Chief Financial Officer, Treasurer, and a member of the Board of Directors of Pride. Prior to joining Pride in May of 2003, Mr. Markow served as General Counsel and Vice President to a privately held business consulting firm specializing in assisting small private and public emerging growth companies in managing and realizing their goals with respect to their business operations, growth potential and financing needs. Prior thereto, Mr. Markow practiced securities and corporate law and litigation at two separate Los Angeles, California based law firms where he represented the interests of a variety of private and public companies with respect to SEC compliance issues, mergers, acquisitions, restructuring transactions and general corporate matters. Mr. Markow has been a member of the California State Bar since 1996.

Francine Markow, age 56, currently serves as Corporate Secretary, Vice President and a member of the Board of Directors of Pride Business Development Group. She holds a Bachelor of Arts Degree in Speech Communication from California State University, Northridge. Prior to joining Pride Business Development Group in May of 2003, Mrs. Markow founded and helped build a corporate service company located in Los Angeles, California which acts as a full service filing agent for small public corporations and offers general public relations and consulting services to its corporate clients. She continues to serve as an officer and director of the corporate service company. Since 1993 Mrs. Markow has volunteered her services to the Simon Wiesenthal Center's Museum of Tolerance located in Los Angeles, California, as both a docent and facilitator for their Tools for Tolerance Program, dedicated to diversity training for corporations and educators.

Description of Properties

On July 6, 2005, and as amended on August 15, 2005, Pride entered into a lease agreement (the "Lease Agreement") for the property located at 1230 Calle Suerte, Camarillo, California 93012 (the "Manufacturing Facility"). The term of the Lease Agreement is for five years and two and one half months, commencing on August 16, 2005 and ending on October 31, 2010. Base rent for the Manufacturing Facility is $16,055 per month. Pursuant to the terms of the Lease Agreement, Pride has posted a security deposit of $96,330 with the landlord of the Manufacturing Facility. As of the first week of January 2006, all operations of Pride relocated to 1230 Calle Suerte, Camarillo, California 93012. The Manufacturing Facility is a concrete tilt up industrial building comprising approximately 35,000 square feet on roughly 65,000 square feet of industrially zoned land. Included in the Manufacturing facility is approximately 5,000 square feet of executive offices.

New Accounting Pronouncements

Pride Business Development Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Pride's results of operations, financial position or cash flow.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to valuation and recording of stock based compensation to outside consultants. We are working to improve our controls to remediate these deficiencies through improving communications between Pride management and our outsourced CPA firm hired to perform the company's accounting function as well as improving the process in which share based compensation is valued by management. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pride obtained written consent from the majority stockholders as of December 10, 2004, approving an amendment to its certificate of incorporation to authorize a class of preferred stock ("Certificate Amendment"). Details of the Certificate Amendment and other important information are set forth in the Information Statement duly filed by Pride with the United States Securities 7 Exchange Commission on January 10, 2005. The Board of Directors of Pride has unanimously approved the Certificate Amendment. Under Section 78.320 of the Nevada General Corporation Law, action by stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize the action at a meeting at which all shares entitled to vote thereon were present and voted. On that basis, the majority stockholders approved the Certificate Amendment. No other vote or stockholder action is required. You are hereby being provided with notice of the approval of the Certificate Amendment by less than unanimous written consent of the stockholders of Pride.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit
Number                          Exhibit Description

3 Certificate of Amendment of Articles of Incorporation of Pride Business Development Holdings, Inc. (1)

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

----------

(1) Previously filed with Form DEF 14c (information statement) on January 10, 2005.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

Date: February 15, 2006


By: /s/ M. Michael Markow
    ---------------------
    M. Michael Markow
    Chief Executive Officer