Form 10QSB/A
period 2005-03-31
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-03-02
CIK 1137667

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

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly MEDSTRETCH INC.)
                                  FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                EXPLANATORY NOTE
                                ----------------

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the quarter ended March 31, 2005 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on February 16, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains complete text of Items 1, 2 and 3 of Part I and Items 2 and 4 of Part II, as amended, as well as currently dated certifications from the Principal Executive Officer and the Principal Financial Officer.

In connection with the review of the unaudited interim financial statements for the three and six months periods ended June 30, 2005, our external auditors discovered a misstatement in the unaudited interim financial statements for the three month period ended March 31, 2005. This misstatement relates to an unrecorded discount on debt for a beneficial conversion feature attributable to the convertible note payable to an officer of the Pride Business Development Holdings, Inc. ("Pride") and the amortization of that discount on the debt to interest expense. The error had the effect of overstating the convertible note payable, overstating the total liabilities and overstating the total stockholders' deficit at March 31, 2005 by a total of $661,357. With respect to the Income Statement, the error had the effect of understating net loss and interest expense at March 31, 2005 by a total of $43,633. Because of the misstatement, Pride's unaudited interim financial statements for the three months ended March 31, 2005 are being restated to correct this misstatement.

The amendments contained herein reflect changes resulting from correction of the misstatement described above. We have not updated the information contained herein for events occurring subsequent to February 16, 2006, the filing date of the Original Form 10-QSB, except to reflect the restatement for the period indicated above. We recommend that this report be read in conjunction with our reports filed subsequent to February 16, 2006.

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

PART I ITEM 1. FINANCIAL STATEMENTS

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                                  Balance Sheet
                                 March 31, 2005
                                   (unaudited)

                                                           March 31,       December 31,
                                                             2005              2004
                                                          (Restated)
                                                         ------------      ------------
Assets

Current assets
Cash                                                     $      9,591      $         --
Prepaids and other current assets                                  --            43,618
                                                         ------------      ------------
Total current assets                                            9,591            43,618

Fixed assets, net                                               1,862                --
                                                         ------------      ------------

Total assets                                             $     11,453      $     43,618
                                                         ============      ============

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                         $     12,390      $     25,541
Short term loans                                               72,643                --
Payroll taxes                                                  41,921                --
Wells Fargo                                                     7,111                --
Accrued liabilities                                                --            12,390
                                                         ------------      ------------

Total current liabilities                                     134,065            37,931

Convertible note payable - officer, net of
  $661,357 and $0 debt discount, respectively                 270,710           696,231
Convertible note payable - related party                        5,000                --
                                                         ------------      ------------

Total liabilities                                             409,775           734,162
                                                         ------------      ------------

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
shares authorized, none issued and outstanding                     --                --

Common stock, $0.001 par value, 100,000,000
shares authorized, 12,563,055 and 11,913,055 shares
issued and outstanding, respectively                           12,564            11,913

Additional Paid In Capital                                  1,796,002           501,663
Deficit accumulated during the development stage           (2,206,888)       (1,204,120)
                                                         ------------      ------------

Total stockholders' deficit                                  (398,322)         (690,544)
                                                         ------------      ------------

Total Liabilities and Stockholders' Deficit                    11,453            43,618
                                                         ============      ============

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                            Statements of Operations
          For the Three Months Ended March 31, 2005 and March 31, 2004
                And April 25, 2003 (Inception) to March 31, 2005
                                   (unaudited)

                                           3 MONTHS ENDED     3 MONTHS ENDED       Inception
                                                                                    Through
                                           MARCH 31, 2005     MARCH 31, 2004     MARCH 31, 2005
                                             (Restated)                            (Restated)
                                            ------------       ------------       ------------
Sales                                       $      4,550       $         --       $     15,256

Cost of Goods Sold                                 3,015                 --              5,163
                                            ------------       ------------       ------------

Gross Profit                                       1,535                 --             10,093

General & Administrative                         939,075            123,267          2,118,425

Interest expense                                  65,228              2,909             98,556
                                            ------------       ------------       ------------

Net Profit (Loss)                           $ (1,002,768)      $   (126,176)      $ (2,206,888)
                                            ============       ============       ============

Net loss per share - basic and diluted      $      (0.08)      $      (0.01)
Weighted average shares outstanding
 Basis and Diluted                            12,454,722          8,500,000

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                             Statement of Cash Flows
          For the Three Months Ended March 31, 2005 and March 31, 2004
                         And Inception to March 31, 2005
                                   (unaudited)

                                                                     3 MONTHS ENDED   3 MONTHS ENDED       Inception
                                                                       MARCH 31,        MARCH 31,           Through
                                                                          2005             2004          MARCH 31, 2005
                                                                       (Restated)                          (Restated)
                                                                      ------------      ------------      ------------
Cash flows from operating activities:
Net Income (Loss)                                                     $ (1,002,768)     $   (126,176)     $ (2,206,888)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation expense                                                            --                --                --
Interest expense - debt discount amortization                               43,633                --            43,633
Decrease (increase) in prepaid assets                                       43,618                --                --
Increase (decrease) in accounts payable                                      1,676                --            12,390
Increase (decrease) in accrued liabilities                                      --                --            48,550
Increase (decrease) in accrued interest                                         --             2,909                --
Increase (decrease) in payroll taxes payable                                29,921                --            41,921
Shares issued for services                                                 500,000                --           504,500
Shares issued for reverse merger                                                --                --           (35,257)
Shares issued to founders                                                       --                --             1,000
                                                                      ------------      ------------      ------------

Net cash used in operating
 activities                                                               (383,920)         (123,267)       (1,590,151)

Cash flows from investing activities
Purchase of fixed assets                                                    (1,862)               --            (1,862)

Cash flows from financing activities
Proceeds from note payable - related party                                   5,000                --             5,000
Proceeds from convertible note payable -
  officer                                                                  235,836           123,267           932,067
Proceeds from line of credit                                                64,537                --            64,537
Shares issued for cash, net of offering
 costs                                                                      90,000                --           600,000
                                                                      ------------      ------------      ------------

Net cash provided (used) by financing
 activities                                                                395,373           123,267         1,601,604

Net increase (decrease) in cash                                              9,591                --             9,591

Cash at beginning of period                                                     --                --                --
                                                                      ------------      ------------      ------------

Cash at end of period                                                 $      9,591      $         --      $      9,951
                                                                      ------------      ------------      ------------

Supplemental disclosures of cash flow information Cash paid for:
Interest                                                              $      1,769      $         --      $      1,769
Income taxes                                                                    --                --                --
Non-cash financing activities:
Beneficial conversion feature attributable
  to convertible note payable - officer                               $    704,990      $         --      $    704,990
Conversion of accrued interest to
  common shares                                                                 --                --            33,333

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred a net loss of $1,002,768 for the quarter ended March 31, 2005 and has an accumulated deficit of $2,206,888. These conditions raise substantial doubt as to Pride's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTE PAYABLE - OFFICER

At March 31, 2005, Pride owed a majority shareholder a note payable in the amount of $932,067. This note represents the expenses incurred by Pride but paid by a related company on behalf of Pride. This related company is owned by Pride's majority shareholder. This note is due on September 13, 2008, and prior to January 2, 2005, bore 5.25% interest per annum and was unsecured. On January 2, 2005, the majority shareholder of Pride agreed to loan Pride up to an additional $1,000,000, at the shareholder's discretion, as working capital for Pride. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the note and the Loan Agreement, including all interest thereon, may, at the election of the majority shareholder, be converted into common stock of Pride. For each $0.60 of the loan amounts converted by the majority shareholder, Pride shall issue to the majority shareholder one share of Pride common stock and one five-year warrant to purchase one share of Pride common stock at an exercise price of $1.00. As of March 31, 2005, $704,990 has been recognized as a beneficial conversion feature associated with the convertible note. In the first quarter of fiscal 2005, Pride borrowed an additional $235,836 from the majority shareholder.

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

NOTE 6 - RESTATEMENT

On February 27, 2006, Pride concluded that the company should restate its unaudited interim financial statements as of March 31, 2005, for the three months ended March 31, 2005 and the period from April 25, 2003 (Inception) through March 31, 2005 to correct an error related to an unrecorded discount on debt for a beneficial conversion feature attributable to the convertible note payable to an officer of Pride and the amortization of that debt discount to interest expense.

The error had the effect of overstating the convertible note payable and overstating total stockholders' deficit at March 31, 2005 by $661,357. The error also had the effect of overstating earnings at March 31, 2005 by $43,633.

NOTE 7 - SUBSEQUENT EVENTS

On July 6, 2005, and as amended on August 15, 2005, Pride entered into a lease agreement for the use of a manufacturing facility located at 1230 Calle Suerte, Camarillo, California 93012. The term of the lease agreement is for 62.5 months, commencing on August 16, 2005 and ending on October 31, 2010. Base rent is $16,055 per month. Pride has posted a security deposit of $96,330.

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

Business of Pride

Pride Business Development Holdings, Inc. (throughout this Form 10-QSB/A, Pride Business Development Holdings, Inc. is referred to using terms such as "Pride", "us", "our", "we" or similar words), a development stage company, is a specialty and protective clothing and materials manufacturer for the domestic and international law enforcement, military and dangerous materials handling markets with its brand of Bodyguard(TM) products. The current focus of our business is the manufacture and sale of personal soft body armor (bullet-resistant vests) and ballistic and projectile fragment covers such as ballistic blankets and bomb blast blankets. Our current operations are focused upon the domestic law enforcement market for our line of protective products. We, through our wholly-owned subsidiary Bodyguard, Inc., are the holder of the worldwide exclusive license to utilize the Smith & Wesson trademarks on personal body armor (and related apparel) and ballistic blankets. Our goal is to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets.

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

Liquidity and Capital Resources:

We currently have minimum capital resources. We are currently evaluating three different financing commitments at this time. As of March 31, 2005 our assets totaled $11,453 which was comprised of cash balances of $9,591 and fixed assets, net of accumulated depreciation, of $1,862. We sold 850,000 shares of our common stock in fiscal 2004 for total cash proceeds of $510,000. As of March 31, 2005, our liabilities totaled $409,775 for various business payables. Included in amount is a note payable for $937,067, which has been discounted by $661,357, incurred for various expenses paid by a shareholder on behalf of Pride. Because Pride is in the development stage, it had minimal revenues during the first quarter of 2005 and is incurring expenses from its operations. As of March 31, 2005, no specific value had been assigned to Pride's principal assets in that they are intangible in form. As of March 31, 2005, approximately $1,200,000 has been spent by Pride in developing its current principle assets. Pride will need substantial capital for it to implement its business plan. We are currently negotiating with three sources for investment capital, but have not committed to any of these sources at this time.

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

Each member of our board of directors serves a term of one year or from the date of election until the end of the designated term and until the successor is elected and qualified. Executive Officers and Directors after the Closing of the Share Exchange Agreement:

Name                     Age     Position
Mr. M. Michael Markow    59      Chairman and Chief Executive Officer
Mr. Ari Markow           36      Director,President, Chief Financial Officer and
                                 Treasurer
Ms. Francine Markow      55      Director,and Secretary

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to valuation and recording of stock based compensation to outside consultants and beneficial conversion features for convertible debt. We are working to improve our controls to remediate these deficiencies through improving communications between Pride management and our outsourced CPA firm hired to perform the company's accounting function as well as improving the process in which share based compensation is valued by management. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number Exhibit Description

31.1 Certificate of Amendment of Articles of Incorporation of Pride Business Development Holdings, Inc. (1)

31.2 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

----------
Previously filed with Form DEF 14c (information statement) on January 10, 2005.

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