Form 10QSB/A
period 2005-06-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-03-02
CIK 1137667

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2005

                        Commission File Number 000-32517

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly MEDSTRETCH INC.)
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

              Nevada                                         91-1997729
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1230 Calle Suerte Camarillo, California                        93012
----------------------------------------                 ------------------
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

PART I ITEM 1. FINANCIAL STATEMENTS

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                                  Balance Sheet
                                  June 30, 2005
                                   (unaudited)

                                                             June 30,        December 31,
                                                               2005              2004
                                                           ------------      ------------
Assets

Current assets
Cash                                                       $     40,326      $         --
Prepaid and other current assets                                     --            43,618
Accounts receivable                                              42,906                --
Inventory                                                        18,225                --
                                                           ------------      ------------

Total current assets                                            101,457            43,618
                                                           ------------      ------------

Fixed assets, net                                               177,888                --
                                                           ------------      ------------

Total Assets                                               $    279,345      $     43,618
                                                           ============      ============

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                           $    195,481      $     25,541
Line of credit                                                   66,251                --
Payroll taxes                                                    69,395                --
Accrued Liabilities                                               4,975            12,390
                                                           ------------      ------------

Total current liabilities                                       336,102            37,931

Long term liabilities
Convertible note payable, net of
  $10,000 debt discount                                         240,000                --
Convertible note payable - officer, net of
  $674,706 and $0 debt discount, respectively                   355,539           696,231
Convertible notes payable - related party                         8,985                --
                                                           ------------      ------------

Total long term liabilities                                     604,524           696,231

Total liabilities                                               940,626            61,800

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
  shares authorized, none issued and outstanding                     --                --

Common stock, $0.001 par value, 100,000,000
  shares authorized, 12,648,055 and 11,913,055 shares
  issued and outstanding, respectively                           12,648            11,913

Additional paid in capital                                    1,972,282           501,663
Deficit accumulated during the development stage             (2,646,211)       (1,204,120)
                                                           ------------      ------------

Total stockholders' deficit                                    (661,281)         (690,544)
                                                           ------------      ------------

Total Liabilities and Stockholders' Deficit                $    279,345      $     43,618
                                                           ============      ============

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                            Statements of Operations
        For the Three and Six Months Ended June 30,2005 and June 30, 2004
                         And Inception to June 30, 2005
                                   (unaudited)

                                  Three Months Ended                      Six Months Ended                Inception
                                                                                                           through
                            June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004      June 30, 2005
                             ------------       ------------       ------------       ------------       ------------
Sales                        $     53,343       $         --       $     57,892       $      3,050       $     68,599

Cost of Goods Sold                 24,021                  _             27,036              2,148             29,184
                             ------------       ------------       ------------       ------------       ------------

Gross Profit                       29,322                 --             30,856                902             39,415

General &
Administrative                    357,140            230,333          1,296,214            353,600          2,475,564
                             ------------       ------------       ------------       ------------       ------------

Interest expense                  111,506              5,147            176,734              8,056            210,062
                             ------------       ------------       ------------       ------------       ------------

Net Loss                     $   (439,324)      $   (235,480)      $ (1,442,092)          (360,754)        (2,646,211)
                             ============       ============       ============       ============       ============

Basic and diluted
  loss per common share             (0.03)             (0.03)             (0.12)             (0.04)
Weighted average
  shares outstanding           12,616,736          8,500,000         12,536,177          8,500,000

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                             Statement of Cash Flows
            For the Six Months Ended June 30, 2005 and June 30, 2004
                          And Inception to June 30,2005
                                   (unaudited)

                                                                            Six Months Ended               Inception
                                                                        June 30,          June 30,      through June 30,
                                                                          2005              2004              2005
                                                                      ------------      ------------      ------------
Cash flows from operating activities:
Net Income (Loss)                                                     $ (1,442,092)     $   (360,754)     $ (2,646,211)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation expense                                                           402                --               402
Interest expense - debt discount amortization                              107,099                --           107,099
Shares issued for services                                                 582,550                --           586,125
Decrease (increase) in accounts receivable                                 (42,906)               --           (42,906)
Decrease (increase) in inventory                                           (18,225)               --           (18,225)
Decrease (increase) in prepaid assets                                       43,618                --                --
Increase (decrease) in accounts payable                                    169,550            14,648           195,481
Increase (decrease) in accrued expense                                       4,975             8,056             4,975
Increase (decrease) in payroll taxes payable                                57,395                --            69,395
                                                                      ------------      ------------      ------------

Net cash used in operating
 activities                                                               (537,634)         (338,050)       (1,743,865)

Cash flows from investing activities
Purchase of fixed assets                                                  (178,290)               --          (178,290)

Cash flows from financing activities
Proceeds from convertible note payable -
  officer                                                                  334,014           341,090         1,030,245
Proceeds from note payable - related party                                   8,985                --             8,985
Proceeds from convertible note payable -
  third party                                                              240,000           240,000
Proceeds from line of credit                                                66,251                --            66,251
Shares issued for cash                                                     107,000                --           617,000
                                                                      ------------      ------------      ------------

Net cash provided (used) by financing
 activities                                                                756,250           341,090         1,962,481

Net increase (decrease) in cash                                             40,326             3,040            40,326

Cash at beginning of period                                                     --                --                --
                                                                      ------------      ------------      ------------

Cash at end of period                                                 $     40,326      $      3,040      $     40,326
                                                                      ============      ============      ============

Supplemental disclosures of cash flow information Cash paid for:
Interest                                                              $     24,718      $         --      $     24,718
Income taxes                                                                    --                --                --
Non-cash financing activities:
Beneficial conversion feature attributable
  to convertible note payable - officer                               $    781,805      $         --      $    781,805
Discount on convertible note payable                                        10,000                --            10,000
Conversion of accrued interest to
  common shares                                                                 --                --            33,333

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred a net loss of $439,324 for the three months ended June 30, 2005. Pride has incurred a net loss of $1,442,092 for the six months ended June 30, 2005. Pride has an accumulated deficit of $2,646,211. These conditions raise substantial doubt as to Pride's ability to continue as a going concern. Management's plans include obtaining additional capital through debt and/or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTE PAYABLE - OFFICER

At June 30, 2005, Pride owed a majority shareholder a note payable in the amount of $1,030,245. This note represents the expenses incurred by Pride but paid by a related company on behalf of Pride. This related company is owned by Pride's majority shareholder. This note is due on September 13, 2008, and prior to January 2, 2005, bore 5.25% interest per annum and was unsecured. On January 2, 2005, the majority shareholder of Pride agreed to loan Pride up to an additional $1,000,000, at the shareholder's discretion, as working capital for Pride. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the Loan Agreement, including all interest thereon, may, at the election of the majority shareholder, be converted into common stock of Pride. For each $0.60 of the loan amounts converted by the majority shareholder, Pride shall issue to the majority shareholder one share of Pride common stock and one five-year warrant to purchase one share of Pride common stock at an exercise price of $1.00. As of June 30, 2005, $781,805 has been recognized as a beneficial conversion feature associated with the convertible note. Pride has borrowed an additional $334,014 from the majority shareholder for the six months ended June 30, 2005.

NOTE 4 - CONVERTIBLE NOTE PAYABLE

On June 16, 2005, Pride received $240,000 in proceeds from a bridge loan agreement with a face amount of $250,000. The note matures on December 16, 2005 and bears interest at a rate of 8%. The $10,000 debt discount will be amortized to interest expense over the term of the note. At the lender's option, the note is convertible into unregistered common shares of Pride at a conversion price of $0.60 per share. If the lender elects to convert the amount due under the note, Pride will commence registration of the shares issued. The majority shareholder of Pride and Pride's Chief Financial Officer have personally guaranteed the repayment of the note.

NOTE 5 - COMMITMENTS

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

NOTE 6 - COMMON STOCK

On April 6, 2005, Pride sold to one investor, in a private placement, a total of 20,000 shares of its unregistered common stock and 20,000 warrants to acquire 20,000 additional shares of its unregistered common stock at an exercise price of one dollar per share, exercisable for a period of one year. The shares and warrants were sold for $17,000, with the warrants valued at a relative fair value of $8,648.

On May 12, 2005, Pride issued a total of 65,000 shares to three different consultants for various services valued at $82,550.

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

We had $53,343 in revenues from sales of our product lines for the quarter ended June 30, 2005. Cost of sales of our line of products for the quarter was $24,021 which generated a profit margin of $29,322 or 55% of sales.

Our operating expenses for the quarter ended June 30, 2005 were $357,140. These expenses were incurred for consulting, legal and accounting fees in conjunction with the SEC reporting requirements and various business consulting arrangements as well as general operating expenses.

Liquidity and Capital Resources:

We currently have minimum capital resources. We are currently evaluating three different financing commitments at this time. As of June 30, 2005 our assets totaled $279,345 which was primarily comprised of cash balances of $40,326 and fixed assets, net of accumulated depreciation, of $177,888. As of June 30, 2005, our liabilities totaled $940,626, net of debt discounts of $684,706. Included in the liabilities total is a note payable for $1,030,245 incurred for various expenses paid by a shareholder on behalf of Pride. Because Pride is in the development stage, it had minimal revenues during the second quarter of 2005 and is incurring expenses from its operations. As of June 30, 2005, no specific value had been assigned to Pride's principal assets in that they are intangible in form. As of June 30, 2005, approximately $1,300,000 has been spent by Pride in developing its current principle assets. Pride will need substantial capital for it to implement its business plan. We are currently negotiating with three sources for investment capital, but have not committed to any of these sources at this time.

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

Each member of our board of directors serves a term of one year or from the date of election until the end of the designated term and until the successor is elected and qualified. Executive Officers and Directors after the Closing of the Share Exchange Agreement:

Name                      Age    Position
Mr. M. Michael Markow     59     Chairman and Chief Executive Officer
Mr.Ari Markow             36     Director,President, Chief Financial Officer and
                                 Treasurer
Ms. Francine Markow       55     Director, and Secretary

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to valuation and recording of stock based compensation to outside consultants and beneficial conversion features for convertible debt. We are working to improve our controls to remediate these deficiencies through improving communications between Pride management and our outsourced CPA firm hired to perform the company's accounting function as well as improving the process in which share based compensation is valued by management. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

On April 6, 2005, Pride sold to one investor, in a private placement, a total of 20,000 shares of its unregistered common stock and 20,000 warrants to acquire 20,000 additional shares of its unregistered common stock at an exercise price of one dollar per share, exercisable for a period of one year. The shares and warrants were sold for $17,000. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital.

On May 12, 2005, Pride issued a total of 65,000 shares to three different consultants for various services.

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


Date: February 23, 2006


By: /s/ M. Michael Markow
    ---------------------
    M. Michael Markow
    Chief Executive Officer