Form 10QSB
period 2005-09-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-03-28
CIK 1137667

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2005

                        Commission File Number 000-32517

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly MEDSTRETCH INC.)
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

              Nevada                                      91-1997729
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

1230 Calle Suerte Camarillo, California                       93012
----------------------------------------                ------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (866) 868-0461
                                                         -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2006 Pride had outstanding 17,944,033 shares of its common stock, par value $0.001.

                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                              Page

PART I                                                                 3

ITEM 1.      FINANCIAL STATEMENTS                                      3

ITEM 2.      MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS            7

ITEM 3.      CONTROLS AND PROCEDURES                                   10

PART II      LEGAL PROCEEDINGS                                         11

ITEM 1.                                                                11

ITEM 2.      CHANGES IN SECURITIES                                     11

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                           11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

ITEM 5.      OTHER INFORMATION                                         11

ITEM 6.      EXHIBITS                                                  12

PART I ITEM 1. FINANCIAL STATEMENTS

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                                  Balance Sheet
                                   (unaudited)

                                                       September 30,    December 31,
                                                           2005             2004
                                                        -----------    -----------
Assets
Current assets
Cash                                                    $    25,565    $      --
Prepaid and other current assets                               --           43,618
Accounts receivable                                           3,093           --
Inventory                                                   110,480           --
                                                        -----------    -----------

Total current assets                                        139,138         43,618

Fixed assets, net                                           211,519           --

Other assets - deposit                                       96,330           --
                                                        -----------    -----------

Total Assets                                            $   446,987    $    43,618
                                                        ===========    ===========


Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                        $    42,620    $    25,931
Short term loans                                            107,985           --
Payroll taxes                                               133,942         12,000
Accrued liabilities                                          12,825           --
Convertible bridge loan, net of
  $512,451 debt discount                                    214,071           --
Convertible note payable, net of
  $5,000 debt discount                                      245,000           --
                                                        -----------    -----------

Total current liabilities                                   756,443         37,931

Long term liabilities
Convertible note payable - officer, net of
  $612,766 debt discount                                    417,705        696,231
                                                        -----------    -----------

Total liabilities                                         1,174,148        734,162

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
  shares authorized, none issued and outstanding               --             --
Common stock, $0.001 par value, 100,000,000
  shares authorized, 13,751,855 and 11,913,055 shares
  issued and outstanding, respectively                       13,752         11,913
Additional paid in capital                                2,814,877        501,663
Deficit accumulated during the development stage         (3,555,790)    (1,204,120)
                                                        -----------    -----------

Total stockholders' deficit                                (727,161)      (690,544)
                                                        -----------    -----------

Total Liabilities and Stockholders' Deficit             $   446,987    $    43,618
                                                        ===========    ===========

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                            Statements of Operations
  For the Three and Nine Months Ended September 30,2005 and September 30, 2004
                       And Inception to September 30, 2005
                                   (unaudited)


                            Three Months Ended                Nine Months Ended        Inception
                                                                                        through
                     Sept 30, 2005    Sept 30, 2004   Sept 30, 2005   Sept 30, 2004   Sept 30, 2005
                    --------------   --------------  --------------   --------------  ------------
Sales               $       32,664   $        7,595 $        90,557   $       10,645  $    101,263

Cost of Goods Sold          16,395            4,595          43,432            6,743        45,580
                     -------------   --------------  --------------   --------------   -----------

Gross Profit                16,269            3,000          47,125            3,902        55,683

General &
Administrative             570,755          194,536       1,866,969          548,136     3,046,319
                     -------------    -------------   -------------   --------------  ------------

Interest expense           355,092            7,455         531,825           15,511       565,154

Net Loss            $     (909,578)  $     (198,991) $   (2,351,669)        (559,745)   (3,555,790)
                     =============    =============   =============   ==============  ============

Basic and diluted
  loss per common share     (0.07)           (0.02)          (0.19)           (0.06)
Weighted average
  shares outstanding    12,853,490        9,675,824      12,643,110        8,891,941

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          (A development stage company)
                             Statement of Cash Flows
     For the Nine Months Ended September 30, 2005 and September 30, 2004 And
                         Inception to September 30, 2005
                                   (unaudited)

                                                   Nine Months Ended             Inception
                                                Sept 30,        Sept 30,      through Sept 30,
                                                  2005            2004              2005
                                              -----------     -----------       ------------
Cash flows from operating activities:
Net Income (Loss)                            $ (2,351,669)    $  (559,745)      $ (3,555,790)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation expense                                  982               -                982
Interest expense - debt discount amortization     420,317               -            420,317
Shares issued for services                        667,550               -            673,018
Shares issued for merger                                -         (35,257)           (35,257)
Decrease (increase) in accounts receivable         (3,093)         (4,595)            (3,093)
Decrease (increase) in accounts receivable -
  related parties                                       -          (4,182)                 -
Decrease (increase) in inventory                 (110,480)              -           (110,480)
Decrease (increase) in prepaid assets              43,618               -                  -
Increase (decrease) in accounts payable            16,689           5,848             42,620
Increase (decrease) in accrued interest             9,522               -              9,522
Increase (decrease) in accrued expense             12,825           9,736             12,825
Increase (decrease) in payroll taxes              121,942          12,000            133,942
                                             ------------     -----------       ------------

Net cash used in operating activities          (1,171,797)       (576,195)        (2,411,394)

Cash flows from investing activities
Purchase of fixed assets                         (212,501)              -           (212,501)
Decrease (increase) in deposits                   (96,330)              -            (96,330)
                                              ------------    -----------        ------------

Net cash used in investing activities            (308,831)              -           (308,831)

Cash flows from financing activities
Proceeds from convertible note payable -
  officer                                         334,240         478,350          1,063,805
Proceeds from convertible note payable -
  third party                                     240,000               -            240,000
Proceeds from bridge loan - third party           717,000               -            717,000
Proceeds from line of credit                      107,985               -            107,985
Shares issued for cash                            106,968         284,973            617,000
                                              -----------      ----------        -----------
Net cash provided by financing
  activities                                    1,506,193         763,323          2,745,790
                                              -----------      ----------        -----------

Net increase (decrease) in cash                    25,565         187,128             25,565

Cash at beginning of period                             -               -                  -
                                              -----------      ----------        -----------

Cash at end of period                        $     25,565     $   187,128       $     25,565
                                              ===========      ==========        ===========

Supplemental disclosures of cash flow
  Information

Cash paid for:
Interest                                     $     54,410     $         -       $     54,410
Income taxes                                            -               -                  -
Non-cash financing activities:
Beneficial conversion feature attributable
  to convertible note payable - officer      $    781,805     $         -       $    781,805
Discount on convertible note payable               10,000               -             10,000
Discount on bridge loan                           708,000               -            708,000
Conversion of accrued interest to
  common shares                                         -               -             33,333

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


NOTE 2 - CONVERTIBLE NOTE PAYABLE - OFFICER

As of September 30, 2005, Pride owed a majority shareholder a note payable in the amount of $1,030,471. This note represents the expenses incurred by Pride but paid by a related company on behalf of Pride. This related company is owned by Pride's majority shareholder. This note is due on September 13, 2008, and prior to January 2, 2005, bore 5.25% interest per annum and was unsecured. On January 2, 2005, the majority shareholder of Pride agreed to loan Pride up to an additional $1,000,000, at the shareholder's discretion, as working capital for Pride. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the Loan Agreement, including all interest thereon, may, at the election of the majority shareholder, be converted into common stock of Pride. For each $0.60 of the loan amounts converted by the majority shareholder, Pride shall issue to the majority shareholder one share of Pride common stock and one five-year warrant to purchase one share of Pride common stock at an exercise price of $1.00. As of September 30, 2005, $612,766 has been recognized as a beneficial conversion feature associated with the note. Pride has borrowed an additional $334,240 from the majority shareholder for the nine months ended September 30, 2005. A summary of the note is as follows:

             Proceeds funded to date           $   1,063,805

             Less:
             Conversion of accrued interest
                to common shares                     (33,333)
             Beneficial conversion feature(BCF)     (781,805)

             Add:
             BCF amortization                        169,038
                                                   ----------

             Carrying amount of note on
                September 30, 2005             $     417,705
                                                   ---------


NOTE 3 - CONVERTIBLE NOTE PAYABLE

On June 16, 2005, Pride received $240,000 in proceeds from a loan agreement with a face amount of $250,000. The note matures on December 16, 2005 and bears interest at a rate of 8%. The $10,000 debt discount will be amortized to interest expense over the term of the note. At the lender's option, the note is convertible into unregistered common shares of Pride at a conversion price of $0.60 per share. If the lender elects to convert the amount due under the note, Pride will commence registration of the shares issued. The majority shareholder of Pride and Pride's Chief Financial Officer have personally guaranteed the repayment of the note.


NOTE 4 - CONVERTIBLE BRIDGE LOAN

During the quarter ended September 30, 2005, Pride received $717,000 in proceeds from a bridge loan agreement with third party lenders. The notes bear interest at 12% and mature on the earlier of -6- six months from the date of issuance or upon Pride's completion of financing in the amount of $2,000,000. In connection with the debt proceeds, Pride issued 1,003,800 of its common shares as part of the loan agreement. The shares were valued at market of $758,730, with $708,000 recognized as debt discount and the remaining $50,730 as interest expense due to the value of shares exceeding the face value of some of the notes. At September 30, 2005, the carrying amount of debt discount associated with the shares issued totaled $512,451. The notes are convertible into common shares of Pride at a conversion price of 140,000 shares for every $100,000 funded by the lenders. In the event that the notes are not paid off by the maturity date, Pride will be obligated to issue common stock purchase warrants to purchase 25,000 shares of common stock at $0.75 per share for every $100,000 of notes issued. As of September 30, 2005 Pride is not obligated to issue any warrants in connection with this agreement. A summary of the note is as follows:

             Proceeds funded to date           $      717,000

             Less:
             Discount from shares issued             (708,000)

             Add:
             Accrued interest at
                September 30, 2005                      9,522
             Amortization of discount                 195,549
                                                    ----------
             Carrying amount of note on
                September 30, 2005             $      214,071
                                                   ----------

NOTE 5 - COMMITMENTS

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

NOTE 6 - COMMON STOCK

During September 2005, Pride issued a total of 50,000 shares to a consultant for various services valued at $42,500. During the same month, Pride issued a total of 50,000 shares to two employees as a bonus. The shares were valued at $42,500.

In connection with the convertible bridge loan described in Note 4, Pride issued 1,003,800 of its common shares as part of the loan agreement. The shares were valued at market of $758,730.

For the nine months ending September 30, 2005, total share based compensation totaled $667,550.

Pride analyzed the convertible debt instruments for derivative accounting consideration under SFAS 133 and EITF 00-19. Pride determined the convertible notes were conventional and met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instruments.

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

Plan of Operation

On August 24, 2004 we completed a share exchange agreement with Medstretch, Inc., by which transaction Pride Group became a wholly-owned subsidiary of Medstretch. Pride Group will continue as a separate corporation under the laws of the State of Nevada. On September 15, 2005, Pride Group duly amended its Articles of Incorporation to officially change its corporate name to "Bodyguard, Inc.". On September 21, 2004, following the completion of the share exchange agreement, a majority of the shareholders of Medstretch voted to change the name of the company to Pride Business Development Holdings, Inc. ("Pride").

Pride, a development stage company, is a specialty and protective clothing and materials manufacturer for the domestic and international law enforcement, military and dangerous materials handling markets with its brand of Bodyguard(TM) products. The current focus of our business is the manufacture and sale of personal soft body armor (bullet-resistant vests) and ballistic and projectile fragment covers such as ballistic blankets and bomb blast blankets. Our current operations are focused upon the domestic law enforcement market for our line of protective products. We, through our wholly-owned subsidiary Bodyguard, Inc., are the holder of the worldwide exclusive license to utilize the Smith & Wesson trademarks on personal body armor (and related apparel) and ballistic blankets.

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

We had $32,664 in revenues from sales of our product lines for the quarter ended September 30, 2005. Cost of sales of our line of products for the quarter was $16,395 which generated a profit margin of $16,269 or 50% of sales.

Our operating expenses for the quarter ended September 30, 2005 were $570,755. These expenses were incurred for consulting, legal and accounting fees in conjunction with the SEC reporting requirements and various business consulting arrangements as well as general operating expenses.

Liquidity and Capital Resources:

We currently have minimum capital resources. We are currently evaluating three different financing commitments at this time. As of September 30, 2005 our assets totaled $446,987 which was primarily comprised of cash balances of $25,565, inventory of $110,480 and fixed assets, net of accumulated depreciation, of $211,519. As of September 30, 2005, our liabilities totaled $1,174,148, net of debt discounts of $1,130,217. Included in the liabilities total is a note payable for $1,030,471 incurred for various expenses paid by a shareholder on behalf of Pride. Because Pride is in the development stage, it had minimal revenues during the second quarter of 2005 and is incurring expenses from its operations. As of September 30, 2005, no specific value had been assigned to Pride's principal assets in that they are intangible in form. As of September 30, 2005, approximately $1,300,000 has been spent by Pride in developing its current principle assets. Pride will need substantial capital for it to implement its business plan. We are currently negotiating with three sources for investment capital, but have not committed to any of these sources at this time.

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

On September 20, 2005, Pride issued a total of 50,000 common shares to a consultant for various services valued at $42,500.

On September 23, 2005, Pride issued a total of 25,000 common shares to one employee as a bonus. The shares were valued at $21,250.

On September 29, 2005, Pride issued a total of 25,000 common shares to one employee as a bonus. The shares were valued at $21,250.

Between August 2005 and September 2005, Pride issued 1,003,800 shares in connection with a convertible bridge loan. The shares were valued at market of $758,730.

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

None

ITEM 6. EXHIBITS

Exhibit Number Exhibit Description

3 Certificate of Amendment of Articles of Incorporation of Pride Business Development Holdings, Inc. (1)

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

-----------------------------
Previously filed with Form DEF 14c (information statement) on January 10, 2005.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. (Registrant):


PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

Date: March 23, 2006


By: /s/ M. Michael Markow
        ------------------
        M. Michael Markow
        Chief Executive Officer