Form 10KSB
period 2005-12-31
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-06-01
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                        COMMISSION FILE NUMBER 000-32517

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (formerly MEDSTRETCH INC.)
               (Exact name of registrant as specified in charter)

              NEVADA                                    20-4381969
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

1230 Calle Suerte, Camarillo, California                  93012
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (866) 868-0461

Securities registered pursuant to section 12(b) of the Act:

Title of Class                         Name of each exchange on which registered
    NONE                                               NONE

           Securities registered pursuant to section 12(g) of the Act:
          Common Stock, $.001 par value, 100,000,000 shares authorized
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State issuer's revenues for its most recent fiscal year: $282,241.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 3, 2006, the aggregate market price of the voting stock held by non-affiliates was approximately $7,838,745.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 3, 2006, the Company had outstanding 17,976,033 shares of its common stock, par value $0.001.

Transitional Small business Disclosure Format (Check One): Yes[X] No [_]

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                               1
ITEM 2.  DESCRIPTION OF PROPERTY                                               7
ITEM 3.  LEGAL PROCEEDINGS                                                     7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                      7

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                           7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                                 11
ITEM 7.  FINANCIAL STATEMENTS                                                F-1
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                               14
ITEM 8A. CONTROLS AND PROCEDURES                                              14
ITEM 8B. OTHER INFORMATION                                                    14

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
         OF THE EXCHANGE ACT                                                  14
ITEM 10. EXECUTIVE COMPENSATION                                               17
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS                 17
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       18
ITEM 13. EXHIBITS                                                             19
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Background

      Pride Business Development Holdings, Inc. (formerly Medstretch, Inc.)(Pride) was incorporated on December 31, 1996 in Nevada. In conjunction with the share exchange agreement discussed below, Pride changed its name to Pride Business Development Holdings, Inc.

Business Operations

      On August 24, 2004, we completed a share exchange agreement with the current stockholders of Pride Business Development Group, a Nevada corporation (Pride Group), by which transaction Pride Group became a wholly-owned subsidiary of Medstretch. Pride Group will continue as a separate Nevada corporation. Concurrent with the share exchange agreement, Medstretch changed its name to Pride Business Development Holdings, Inc. On September 6, 2005, Pride Group changed its name to Bodyguard, Inc.

      The share exchange agreement provided that Medstretch issue an aggregate of 8,500,000 shares of common stock in exchange for all the outstanding capital stock of Pride Group, consisting of 100 shares of common stock. The closing date for the share exchange was August 24, 2004. After the new issuance, taking into effect the contribution to capital, which was a condition set forth in the share exchange agreement, the total outstanding shares of Medstretch was 11,000,000 as of the closing date. Of these, 8,500,000 shares, representing 77% of the outstanding shares of common stock, will be held by the new management of Medstretch. The share exchange agreement also provided that Dr. Kim Partridge, the former director and officer of Medstretch, resign as director and officer and be replaced with Mr. Ari Markow and Ms. Francine Markow as directors and principal officers of Medstretch.

      As a result of the issuance and contribution to capital of various shares of common stock, after the exchange and return of shares, there was a change of control of Pride.

Business of Pride

      Pride is a specialty and protective clothing and materials manufacturer for the domestic and international law enforcement, military and dangerous materials handling markets with its brand of Bodyguard(R) products. The current focus of our business is the manufacture and sale of personal soft body armor (bullet-resistant vests) and ballistic and projectile fragment covers such as ballistic blankets and bomb blast blankets. Our current operations are focused upon the domestic law enforcement market for our line of protective products. We, through our wholly-owned subsidiary Bodyguard, Inc., are the holder of the worldwide exclusive license to utilize the Smith & Wesson trademarks on personal body armor (and related apparel) and ballistic blankets.

      Our goal is to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets.

      Our line of body armor has been designed by us to be innovative in its comfort in action features, thereby providing the wearer with superior protection and superior maneuverability when facing the threats of today's world. All body armor within the Bodyguard(R) line of body armor has been duly tested and certified by the National Institute of Justice (NIJ), in accordance with their current standards. The NIJ standards are the accepted standards worldwide for body armor and compliance with these standards has enabled us to enter into the North American market as well as other worldwide markets for our body armor. We now design and manufacture our entire lines of body armor and protective clothing and materials in our new, 35,000 square foot manufacturing facility located in Camarillo, California. We moved all of our operations, including corporate operations, to our new Camarillo, California manufacturing facility during the first week of January 2006. All products we now manufacture are made from materials available from such companies as Dupont, Honeywell and Teijin Twaron. Prior to moving to our new manufacturing facility, our line of body armor was manufactured for us on a subcontract basis in the United States of America and was made from materials available from such companies as Dupont and Honeywell. We have never used Zylon(R) in our lines of body armor.

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

      There can be no assurances that we will be successful in implementing our business plan to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets. There can be no assurances that we will remain an exclusive licensee of Smith & Wesson for any product we manufacture and/or offer for sale. Loss of our exclusive trademark license with Smith & Wesson and/or a decision by Smith & Wesson to not renew our trademark license may have an adverse effect on our business. Furthermore, there can be no assurances that the Smith & Wesson trademarks will not have a negative impact on our marketing efforts as a result of recent publicity against Smith & Wesson's manufacture of certain handguns that fire powerful rounds which are alleged to substantially exceed the protection level of the highest grade of concealable body armor normally worn by law enforcement officers in the field, known as Type IIIA.

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

      As of the first week of January 2006, our executive offices are now located at 1230 Calle Suerte, Camarillo, California 93012. Our telephone number is 866-868-0461. Our website is located at www.pridegroup.org. Information set forth in our websites is not incorporated by reference into any of our filings with the United States Securities & Exchange Commission. Our common stock is traded on the OTC Pink Sheets under the ticker symbol "PDVG.PK". We currently employ a total of thirty two individuals on a full time basis.

      There can be no assurances that we will be successful in implementing our business plan.

Marketing & Distribution

      We currently offer our products for sale directly through our corporate sales force and a network of distributors and exclusive sales agents that we continue to develop.

      In an effort to promote our products, we engage in a variety of techniques. We attend and participate in local, regional and national trade shows that are focused upon law enforcement and other first responders. On average, we participate in one to two trade shows per month. We also advertise our products in magazines and other print media whose distribution is focused on law enforcement and other first responders. We also promote our products on the worldwide web. Promotion of our products on the worldwide web is accomplished through our own website (www.yourbodyguard.com) and advertising websites that focus on law enforcement and other first responders.

      There can be no assurances that we will be successful in implementing our marketing and distribution plan.

Licenses, Trademarks, Patents and Royalty Agreements

      Pride is the registered holder of a trademark for the use of the term "Bodyguard" on certain protective clothing and apparel, including but not limited to soft body armor. Our United States Patent and Trademark Office registration number for the Bodyguard(R) mark is 3091544.

      On March 20, 2006, we announced the filing of a patent application with the United States Patent and Trademark Office for the invention of a new technology, trade named, "UNI-BLOCK CONSTRUCTION". The UNI-BLOCK CONSTRUCTION technology is patent pending. The inventors of the technology are M. Michael Markow and Ari Markow. The patent rights to the invention are to be assigned to the Company following the issuance of a patent from the United States Patent and Trademark Office. The UNI-BLOCK CONSTRUCTION technology is believed to be a unique process for the manufacture of a pouch that can protect its contents from adverse effects of ultra-violet light, water and other specific mechanisms of invasion that can lead to the rapid deterioration of the pouch's contents. The invention is specific to the materials used, the method of attachment of enhancements to the pouch, as well as the method of closing the pouch after the contents have been inserted, all of which create the UNI-BLOCK CONSTRUCTION technology and process. The technology is a direct response to the recent failure of certain bullet resistant vests whose protective qualities purportedly degraded as a result of exposure to external moisture and ultraviolet light. There can be no assurances that United States Patent and Trademark Office will ultimately issue a patent for the UNI-BLOCK CONSTRUCTION invention.

      Pride's subsidiary, Bodyguard, Inc., is the holder of the worldwide exclusive trademark license to utilize and exploit the Smith & Wesson(R) trademark on certain personal protective equipment and supplies, including bullet and projectile-resistant armor, slash and stab protective armor, vehicle armor and wall armor, which are used domestically and internationally by military, law enforcement, security and corrections personnel, as well as local, state and federal government agencies. Pursuant to Bodyguard, Inc.'s worldwide exclusive trademark license agreement with Smith & Wesson Holding Corporation, Bodyguard, Inc. is obligated to pay to Smith & Wesson Holding Corporation an annual royalty in exchange for the worldwide exclusive rights to the Smith & Wesson(R) trademarks. The annual royalty payment to Smith & Wesson Holding Corporation is paid in quarterly installments. The royalty payment is based upon a minimum payment or a percentage of sales, whichever is greater. Our agreement with Smith & Wesson Holding Corporation expires in 2006.

      Pride is also the holder of the worldwide exclusive trademark license to utilize the trademark HeartBeat(R) on AED's. All amounts due pursuant to our license agreement for the trademark HeartBeat(R) have been paid in full through the year 2014. At this time, we do not intend to exploit this market in that we no longer offer AED's for sale.

        There can be no assurances that we will be successful in implementing our business plan. There can be no assurances that our patents, trademarks or licenses will bring any value to the Company.

Raw Materials & Manufacturing

      Most of the raw materials used in the manufacture of our lines of body armor consist of fabrics, which are patented by major corporations and purchased from four independent weaving or manufacturing companies. The primary woven fabrics used in the manufacture of our line of body armor include Kevlar(TM), a patented product of E.I. du Pont de Nemours Co. Inc., Twaron(TM), a patented product of Akzo-Nobel Fibers; and B.V. Spectra(TM) a patented product of Honeywell. Our primary shield products include GoldFlex(TM) and Spectra Flex(TM), patented products of Honeywell, Inc., and Dyneema(TM), a patented product of DSM Dyneema B.V. We do not use Zylon(R) in our body armor.

      Our relationships with the suppliers of the raw materials utilized to make our lines of body armor are satisfactory. We have also entered into letters of commitment with certain of the suppliers of raw materials utilized to make our lines of body armor to arrange for a steady supply of ballistic fibers. No assurances can be given that our suppliers will have the raw materials available to honor the letters of commitment. Should the raw materials we utilize to manufacture our products become unavailable for any reason, we may be unable to replace them with materials of like weight and strength. Thus, if the supply of any of the raw materials we utilize in the manufacture of our products were reduced or cut off or if there was a price increase in the prices of these materials, our manufacturing operations and our financial condition could be adversely affected.

      There can be no assurances that we will be successful in implementing our business plan.

Research & Development

      Since inception, Pride has invested approximately $3,000,000 toward research and development of our line of products and the development of marketing channels to sell our products. The investment in research and development includes, design, testing and approval of our products by the appropriate regulatory bodies.

      In the beginning of 2005 and continuing since that time, Pride has developed a line of soft body armor which has been duly certified by the National Institute of Justice in accordance with their current standards. As a result of our research and development efforts we now offer bullet resistant vests in the following NIJ Threat Levels: (a) NIJ Threat Level IIA; (b) NIJ Threat Level II; and (c) NIJ Threat Level IIIA.

o On March 20, 2006, we announced the invention of a new technology, trade named, "UNI-BLOCK CONTRUCTION". The UNI-BLOCK CONSTRUCTION technology is patent pending with the United States Patent and Trademark Office. The inventors, M. Michael Markow and Ari Markow, have agreed to assign the patent rights to the invention to Pride Business Development Holdings, Inc. following the issuance of a patent from the United States Patent and Trademark Office. The UNI-BLOCK CONSTRUCTION technology is intended to be a unique process for the manufacture of a pouch that can protect its contents from adverse effects of ultra-violet light, water and other specific mechanisms of invasion that can lead to the rapid deterioration of the pouch's contents. The invention is specific to the materials used, the method of attachment of enhancements to the pouch, as well as the method of closing the pouch after the contents have been inserted, all of which create the UNI-BLOCK CONSTRUCTION technology and process. No assurances can be given that the invention will work as intended. No assurances can be given that a patent will ultimately issue from the United States Patent and Trademark Office.

      On May 1, 2006, we certified the first Level IIIA bullet resistant vest which successfully defeats all of the following threats, which are in addition to the standard threats tested in accordance with National Institute of Justice ("NIJ") Level IIIA soft body armor certification: (a) .500 Smith & Wesson 350 grain special ammunition; (b) 9mm Luger +P+ SXT ammunition; (c) 9mm Luger 65 grain HP (Aguila) ammunition; (d) .357 SIG 125 grain GDHP ammunition; and (e) 9mm Luger 124 grain FMJ ammunition. In addition to standard NIJ testing protocol, the rounds were also fired at point blank range (i.e. contact shots) and safely defeated by the vest in each and every instance. Of particular importance is the fact that the vest had a maximum back-face defacement of 37mm when it defeated the Smith & Wesson 500 at point blank range. All other ammunition tested yielded a back-face defacement of no greater than 25 mm when fired at the vest from point blank range. The vest was further successfully tested using the United States Drug Enforcement Agency's protocol of three shots of a 9mm 124 grain Full Metal Jacket round within a three inch diameter and one additional shot at one and one-quarter inches from the bottom edge of the vest. The vest is lightweight, flexible, very wearable and comfortable. Its weight is no greater than and, in some cases, less than some of the Level IIIA vests already being sold today by our competition. We intend to offer our new NIJ Level IIIA vest as the Bodyguard 500 Series Soft Body Armor. We intend to market this new and innovative bullet resistant vest to law enforcement and to highlight the fact that it is designed to protect against those new and powerful handguns manufactured by such companies as Smith & Wesson Holding Corporation which now offer handguns which fire ammunition that is capable of penetrating standard police issue bullet resistant vests. We feel that, as a body armor manufacturer, we should strive to assist law enforcement by offering a product which is capable of defeating these new street threats which we believe needlessly threaten the lives of those who have sworn to protect and serve the public.

      On May 4, 2006, we commenced construction of a ballistic testing laboratory within our 35,000 square foot headquarters located in Camarillo, California. The ballistic testing laboratory will be used to replicate the testing performed by the independent laboratories used by the NIJ in connection with the certification of body armor in the United States of America. A ballistic testing laboratory within our own facility should allow us to compress the time necessary to both achieve and surpass our research and development goals. Our own ballistic testing laboratory should allow us to eliminate weeks of waiting for results that currently exist in the testing of new ballistic systems that we formulate prior to delivering these systems to the National Institute of Justice for certification. Our ballistic testing laboratory will also serve as a demonstration facility for our customers who desire to witness actual performance of our products.

      There can be no assurances that we will be successful in implementing our business plan. There can be no assurances that our research and development efforts will bring any value to the Company.

Competition

      The ballistic-resistant garment business is highly competitive and fragmented. We estimate the number of competitive United States manufacturers at approximately twenty. We compete by providing products that can be relied upon for dependability, service, innovation and craftsmanship. Our principal competitors include Armor Holdings, Inc. and DHB Industries, Inc. Since there are no published reports concerning the market, and many companies are privately held, we are unable to estimate the size of the market.

      We believe that the key competitive characteristics in our industry are as follows:

      o As our products are critically important to the safety of military and law enforcement personnel, we believe that the key competitive factor in marketing and selling our products is order execution and on-time delivery of products backed by knowledgeable and professional customer service is a key competitive advantage.

      o Development of relationships with state and local agencies as a majority of our revenues are dependent upon state, county, city and municipality government contracts.

      o the development of a distributor network to provide support through education and training, sales and marketing assistance, and accessibility, which we are currently in the process of assembling.

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

Product Liability Insurance

      Our current products are used in situations that could result in serious injuries or death, including injuries that may result from the failure of our products. We maintain product liability insurance in the amount of $21,000,000 per occurrence, and $21,000,000 in the aggregate, less a deductible of $10,000. We have no assurance that these amounts would be sufficient to cover the payment of any potential claim. In addition, there is no assurance that this or any other insurance coverage will continue to be available, or, if available, that we will be able to obtain such insurance at a reasonable cost. Any substantial uninsured loss would have to be paid out of our assets, as applicable, and may have a material adverse effect on our financial condition and results of operations on a consolidated basis. If we are unable to obtain product liability coverage we may be prohibited from bidding for orders from certain government customers. Many governmental agencies currently require such insurance coverage, and any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our financial condition and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

      On July 6, 2005, and as amended on August 15, 2005, we leased the property located at 1230 Calle Suerte, Camarillo, California 93012 as our manufacturing facility. The lease term is five years and two and one half months, commencing on August 16, 2005 and ending on October 31, 2010. Base rent for our manufacturing facility is $16,055 per month. We have a security deposit of $96,330. In January 2006, all of our operations relocated here. Our manufacturing facility is a concrete tilt up industrial building comprising approximately 35,000 square feet on roughly 65,000 square feet of industrially-zoned land. Included in the manufacturing facility is approximately 5,000 square feet of executive offices.

      On April 28, 2006, we leased the property located at 1246 School Road, Jacksboro, Tennessee 37757. This lease term is for two years, commencing on May 1, 2006 and ending on May 1, 2008. Base rent is $3,500 per month. This facility is a concrete tilt up industrial building comprising of approximately 10,000 square feet on roughly 30,000 square feet of industrially zoned land. We intend to utilize this facility as our manufacturing center for all tactical carriers and other specialized protective gear we offer.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We obtained a written consent from the majority stockholders as of December 10, 2004, approving an amendment to the certificate of incorporation of Pride to create and authorize a class of preferred stock, consisting of 10,000,000 shares, $.001 par value, the rights of which may be set by the board of directors at the time of issuance without stockholder approval.

      We obtained a written consent from the majority stockholders as of August 24, 2004, approving a change in the name of Pride to "Pride Business Development Holdings, Inc." Our Board of Directors unanimously approved the Name Change. Under Section 78.320 of the Nevada General Corporation Law, action by stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize the action at a meeting at which all shares entitled to vote thereon were present and voted. On that basis, the majority stockholders approved the Name Change. No other vote or stockholder action was required.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Preferred Stock

      Our board of directors unanimously adopted and submitted to and obtained from the stockholders by written consent of the majority of the holders of common stock, approval for an amendment to the certificate of incorporation to authorize the Company to issue up to 10,000,000 shares of preferred stock, par value $.001 per share. The board of directors believes that the authorization of the preferred stock is in the Company's and the stockholders' best interests. Although the board of directors has no current or future plans or commitments to issue any shares of preferred stock, the board believes that the availability of such a security may prove especially useful in connection with financing our capital needs or structuring the growth of the Company. The flexibility vested in the board to issue shares of preferred stock would, in particular, allow the board to consider and, if in the best interests of the stockholders, take advantage of acquisition opportunities. The authorization will enable the board to act promptly if appropriate circumstances arise which, require the issuance of such shares.

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

Common Stock

      Our common equity is quoted on the Pink Sheets and is identified by the trading symbol, "PDVG". Our common equity has been quoted on the Pink sheets since November 10, 2004. During the fourth quarter of 2005, our common equity traded between the range of $0.15 and $0.90 per share. Our common equity is thinly traded. There can be no assurance that an active market will develop. If an active trading market is not developed or maintained, the liquidity and trading price of our common stock could be adversely affected.

      The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of 2004, 2005 and the first quarter of 2006. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year      Quarter      High        Low
----      -------      -----      -----

2004      Fourth       $1.50      $1.00
2005      First        $1.70      $1.00
2005      Second       $1.27      $1.00
2005      Third        $1.10      $0.30
2005      Fourth       $0.95      $0.15
2006      First        $1.20      $0.60

            o     commencing November 19, 2004

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

Equity Performance Plan

      On December 14, 2001, our stockholders and Board of Directors of the Company approved and instituted an equity performance plan. The purpose of the Plan is to enable us to offer to our employees, officers, directors and consultants whose past, present and/or potential contributions have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of long-term incentive awards that may be provided under the Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The Plan is administered by our Board of Directors, who have full authority to award, pursuant to the terms of the Plan: (i) Stock Options; (ii) Stock Appreciation Rights; (iii) Restricted Stock; (iv) Deferred Stock; (v) Stock Reload Options and/or (vi) Other Stock-Based Awards. The total number of shares of common stock reserved and available for issuance under the Plan is 3,000,000 shares. To date, we have not issued any awards.

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

      On September 14, 2004, we sold 500,000 shares of common stock to three separate investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933. Each of the investors separately represented a number of things to the company, including their respective investment knowledge, sophistication and accredited investor status. The shares were sold for an aggregate purchase price of $300,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital. In connection with the sale of securities, the company granted registration rights to the investors. The company intends to file the registration statement within six months of the completion of the entire offering.

      On December 15, 2004, we sold 350,000 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The investor separately represented a number of things to the company, including its respective investment knowledge, sophistication and accredited investor status. The shares were sold for an aggregate purchase price of $210,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital. In connection with the sale of securities, the company granted registration rights to the investor. The company intends to file the registration statement within six months of the completion of the entire offering.

      On December 21, 2004, we issued 7,500 shares of unregistered common stock to 2 employees for services rendered. These shares were valued at $4,500 or $0.60 per share.

      On December 29, 2004, we issued 55,555 shares of unregistered common stock to Ms. Francine Markow for accrued interest on shareholder loans. These shares were valued at $33,333 or $0.60 per share.

      On February 1, 2005, we sold 150,000 shares of common stock to two investors in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The investors separately represented a number of things, including their respective investment knowledge, sophistication and accredited investor status. The shares were sold for an aggregate purchase price of $90,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds will be used for general working capital. In connection with the sale of securities, we granted registration rights to the investor. We intend to file the registration statement within six months of the completion of the entire offering.

      On September 20, 2005, we issued a total of 50,000 common shares to a consultant for various services valued at $42,500.

      On September 23, 2005, we issued a total of 25,000 common shares to one employee as a bonus. The shares were fully vested and valued at $21,250.

      On September 29, 2005, we issued a total of 25,000 common shares to one employee as a bonus. The shares were fully vested and valued at $21,250.

      To obtain funding for working capital, we sold units various accredited investors (the "Investors") from August 5, 2005 to December 31, 2005. Each unit consisted (i) a $100,000 12% Bridge Notes (the "Notes") and (ii) 140,000 shares of common stock for each $100,000 in Notes Purchased (the "Shares"). In connection therewith, the investors purchased an aggregate of $1,179,000 in Notes and 1,650,600 Shares.

      To obtain funding for working capital, we borrowed $150,000 from various accredited investors (the "Investors") on November 18, 2005. We issued all of the following to investors for each $10,000 of Notes purchased: (a) 7,000 shares of Pride common stock; (b) warrants to purchase 3,500 additional Shares at $1.00 per Share for every $10,000 of Notes subscribed; and (c) warrants to purchase 3,500 additional Shares at $1.25 per Share for every $10,000 of Notes subscribed. In connection therewith, Investors purchased an aggregate of $150,000 in Notes and 105,000 Shares.

      As of February 21, 2006, the Company received various loans totaling $1,136,871 from Francine Markow (the "Holder"), our vice president and secretary and a member of the Board of Directors, in order to fund the business operations. On January 2, 2005, the Holder agreed to loan the Company up to an additional $1,000,000, at the Holder's discretion, as working capital for the Company. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing Note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the Note and the Loan Agreement, including all interest thereon, may, at the election of the Holder, be converted into unregistered common stock of the Company. For each $0.60 of the loan amounts converted by the Holder, the Company shall issue to the Holder one share of unregistered Company common stock and one five-year warrant to purchase one share of the Company's common stock at an exercise price of $1.00. In exchange or the Loan Agreement, the Company management also approved the issuance to the Holder of 1,000,000 five-year warrants, each warrant entitling the Holder to purchase one share of the Company's common stock at an exercise price of $3.00. On February 21, 2006, the Company received and accepted the Holder's offer to amend the Note and Loan Agreement and, as a result, convert the total into equity in the Company as follows: (1) the total shall be converted into unregistered common stock of the Company at a rate of $0.40 per share, for a total of 2,842,178 shares of unregistered Company common stock; (2) the Company shall issue to the Holder a total of 2,842,178 five-year warrants, with each warrant entitling the Holder to purchase one share of Company common stock at an exercise price of $1.00; and (3) the Holder shall cancel, effective as of January 2, 2005, all of the 1,000,000 five-year warrants entitling the Holder to purchase shares of Company common stock at an exercise price of $3.00 per share.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

      We had $282,241 in revenues from sales of our product lines for the year ended December 31, 2005. Cost of sales of our line of products for the year ended 2005 was $115,711 which generated gross profit of $166,530 or 59% of sales. We anticipate that the sales of our products will increase, however, there can be no assurances given that we will be successful in developing products that will be profitable or competitive in the specialty and protective clothing market we participate in.

      We had $10,706 in revenues from sales for the year ended December 31, 2004. We had no prior revenues. Cost of sales of our line of products was $2,148, which generated gross profit of $8,558 or 80% of sales. These revenues were attributable to sales of automated external defibrillators only. Activity for this product line was nominal and during 2005 we determined that we no longer wanted to participate in the AED marketplace. The primary reason behind our decision to discontinue offering AED's was due to management's decision to focus their efforts solely on the body armor and protective clothing and materials lines of businesses.

      Our operating expenses for the year ended December 31, 2005 were $2,648,602. These expenses were incurred for consulting, legal and accounting fees in conjunction with the share exchange agreement, SEC reporting requirements and various business consulting arrangements as well as for trademark licensing fees and insurance premiums incurred in connection with the licensing agreement. Additionally, we incurred payroll and employee benefits expenses, and general operating expenses.

      Operating expenses for the year ended December 31, 2004 were $1,018,350. These expenses included salaries, rent, interest and trademark licensing fees.

      Our net loss for the years ended December 31, 2005 and 2004 were $3,694,021 and $1,075,627, respectively.

Liquidity and Capital Resources:

      We currently have minimal capital resources. We have no financing commitments at this time. As of December 31, 2005 our assets totaled $782,529, which was comprised of machinery, cash, accounts receivable, and inventories (raw materials and finished goods). We sold a total of 170,000 shares of our common stock and 20,000 warrants in private placements during 2005 for total cash proceeds of $107,000. Our liabilities totaled $2,744,166 and were made up of the following. Through bridge financing, we raised $1,329,000 during 2005. We also sold convertible notes payable for proceeds of $240,000. Also included in these liabilities is a convertible note payable for $1,106,719 incurred for various expenses paid by the majority shareholder on behalf of the Company. This note payable was subsequently converted into equity in the Company on February 21, 2006. For additional information, please see the Form 8-K filed by the Company on March 2, 2006.

      We currently have minimal revenues and are incurring expenses from operations. To date approximately $3,000,000 has been spent by Pride in developing its current principle assets. Pride will require more capital for it to implement and execute its business plan. At this time, Pride has not received any new commitments to provide investment capital. There are significant ongoing efforts by management to secure the investment capital necessary for Pride to successfully implement its operating strategies.

      We can give no assurance that we will be successful in implementing any phase or all phases of the proposed business plan or that we will be able to continue as a going concern.

New Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of Pride during fiscal year 2006.

Pride does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Pride's results of operations, financial position, or cash flow.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Pride Business Development Holdings, Inc.
Camarillo, California

We have audited the accompanying consolidated balance sheet of Pride Business Development Holdings, Inc. and subsidiary (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses from operations and has accumulated a deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 26, 2006

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                   December 31,
                                                       2005
                                                   ------------
Assets

Current assets
Cash                                               $    138,684
Accounts receivable                                      80,157
Inventory                                               218,803
                                                   ------------

Total current assets                                    437,644

Property and equipment, net                             248,555

Other assets - deposit                                   96,330
                                                   ------------

Total Assets                                       $    782,529
                                                   ============

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                   $    318,113
Line of credit                                           63,437
Payroll taxes                                           214,881
Shares payable                                          561,250
Accrued liabilities                                     115,312
Bridge loans, net of $699,169 debt discount             666,768
Convertible note payable                                250,000
                                                   ------------

Total current liabilities                             2,189,761

Long term liabilities

Convertible note payable - officer, net of
  $552,314 debt discount                                554,405
                                                   ------------

Total liabilities                                     2,744,166

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000
  shares authorized, none issued and outstanding             --
Common stock, $0.001 par value, 100,000,000
  shares authorized, 13,946,855 shares
  issued and outstanding                                 13,947
Additional paid in capital                            2,957,619
Accumulated deficit                                  (4,933,203)
                                                   ------------

Total stockholders' deficit                          (1,961,637)
                                                   ------------

Total Liabilities and Stockholders' Deficit        $    782,529
                                                   ============

          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Year Ended December 31,
                                          2005            2004
                                      ------------    ------------

Revenues                              $    282,241    $     10,706
Cost of revenues                          (115,711)         (2,148)
                                      ------------    ------------

Gross profit                               166,530           8,558

Operating expenses:
General & administrative                 2,646,711       1,053,412
Depreciation                                 1,891              --
Interest expense                         1,211,949          30,773
                                      ------------    ------------

Net loss                              $ (3,694,021)   $ (1,075,627)
                                      ============    ============

Net loss per share
  Basic and diluted                   $      (0.28)   $      (0.11)

Weighted average shares outstanding
  Basic and diluted                     13,164,662       9,549,315

          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                  Additional
                               Common Stock          Paid         Retained
                             Shares     Amount    in Capital       Deficit        Totals
                           ----------   -------   -----------    -----------    -----------

Balances,
  December 31, 2003         8,500,000     8,500        (7,696)      (163,555)      (162,751)

Shares issued to
  Medstretch
  shareholders              2,695,000     2,695        (2,695)            --             --
Shares issued for
  cash                        850,000       850       509,150             --        510,000
Shares issued for
  accrued interest             55,555        56        33,277             --         33,333
Shares issued for
  services                      7,500         7         4,493             --          4,500

Net loss                           --        --            --     (1,075,627)    (1,075,627)
                           ----------   -------   -----------    -----------    -----------

Balances,
  December 31, 2004        12,108,055    12,108       536,529     (1,239,182)      (690,545)

Shares issued for
  cash                        170,000       170        98,182             --         98,352

Warrants issued with
  shares issued for cash           --        --         8,648             --          8,648

Shares issued for
  services                    665,000       665       666,885             --        667,550

Beneficial conversion
  feature on note
  payable - officer                --        --       781,805             --        781,805

Shares issued with
  bridge loans              1,003,800     1,004       757,695             --        758,699

Warrants issued with
  bridge loans                     --        --       107,875             --        107,875

Net loss                           --        --            --     (3,694,021)    (3,694,021)
                           ----------   -------   -----------    -----------    -----------

Balances,
  December 31, 2005        13,946,855   $13,947   $ 2,957,619    $(4,933,203)   $(1,961,637)
                           ==========   =======   ===========    ===========    ===========

          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                                  2005           2004
                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                 $(3,694,021)   $(1,075,627)
     Adjustments to reconcile
       net loss to cash used in
       operating activities:
     Depreciation                                   1,891             --
     Interest expense - debt discount
       amortization                               958,177             --
     Shares issued for services                   667,550          4,500
        Changes in assets and liabilities:
        Accounts receivable                       (80,157)            --
        Inventory                                (218,803)            --
        Prepaid and other current assets           43,618        (43,618)
        Other assets                              (96,330)            --
        Accounts payable                          292,182         25,541
        Accrued interest                          100,594             --
        Accrued liabilities                       318,193         42,973
                                              -----------    -----------
CASH USED IN OPERATING ACTIVITIES              (1,707,106)    (1,046,231)
                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                    (250,446)            --
                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible
       note payable - officer                     481,480        536,231
     Proceeds from convertible note payable       240,000             --
     Proceeds from bridge loans                 1,329,000             --
     Proceeds from line of credit                  63,437             --
     Shares issued for cash, net of
       offering costs                             106,968        510,000
     Payment on convertible note payable -
       officer                                   (124,649)            --
                                              -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES           2,096,236      1,046,231
                                              -----------    -----------
NET CHANGE IN CASH                                138,684             --
      Cash, beginning of period                        --             --
                                              -----------    -----------
      Cash, end of period                     $   138,684    $        --
                                              ===========    ===========

Cash paid for:
  Interest                                    $   153,178    $        --
  Income Taxes                                         --             --
Non-cash financing activities:
Beneficial conversion feature attributable
  to convertible note payable - officer       $   781,805    $        --
Discount on convertible note payable               10,000             --
Discount on bridge loans                        1,298,980             --
Conversion of accrued interest to
  common shares                                        --         33,333

          See accompanying summary of accounting policies and notes to financial statements.

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Pride Business Development Holdings, Inc. (formerly Medstretch, Inc.) was incorporated on December 31, 1996 in Nevada. Pride plans to become a principal source for the unique equipments and materials demanded by the Homeland Security marketplace.

Pride's fiscal year end is December 31.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of operations. Actual results could differ from those estimates.

Basis of presentation. The consolidated financial statements include the accounts of company and its wholly-owned subsidiary, Bodyguard, Inc. Significant inter-company accounts and transactions have been eliminated.

Pride was previously in the development stage. The year ended December 31, 2005 is the first year during which Pride is considered an operating company and is no longer in the development stage.

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

Accounts Receivable. Pride uses the allowance method of accounting for doubtful accounts. The year end balance is based on historical collections and management's review of the current status of existing receivables and estimate as to their collectibility.

At December 31, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Concentration of Credit Risk. Financial instruments which potentially subject Pride to concentrations of credit risk consist principally of accounts receivable and temporary cash investments. Exposure to losses on receivables is principally dependent on each customer's financial condition. Pride controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. Pride places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument.

Fair Market Value of Financial Instruments. The estimated fair value of cash and cash equivalents, accounts receivable, investments in marketable equity securities, accounts payable, accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

Inventory. Inventories of finished goods and raw materials purchased are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market. At December 31, 2005, inventory is divided into raw material and finished goods as follows:

                       December 31, 2005
                       -----------------
      Raw materials    $         192,153
      Finished goods              26,650
                       -----------------
        Total          $         218,803
                       =================

At December 31, 2005, finished goods consisted of product manufactured by third parties. At year end, the implementation of Pride's manufacturing operations was almost complete. Manufacturing operations began in the first quarter of fiscal 2006.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation on equipment is provided in amounts sufficient to relate the cost of the assets to operations over their estimated service lives ranging from three to thirty-one years using the straight-line method.

Major repairs or replacements of property, plant and equipment are capitalized. Maintenance repairs and minor replacements are charged to operations as incurred. Property, plant and equipment retirements are removed from the records at their cost and related accumulated depreciation and any resulting gain or loss is included in operations.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", Pride reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Pride assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Stock Options. On December 14, 2001, the stockholders and Board of Directors of Pride approved and instituted an equity performance plan. As of December 31, 2005, Pride has not issued any awards.

Revenue. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. For the year ended December 31, 2005, revenues were generated from the sale of products manufactured by third parties.

Shipping and Handling Costs. Freight and transport costs are included as a component of cost of goods sold.

Earnings Per Share. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the years ended December 31, 2005 and 2004, Pride had no dilutive potential common shares.

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

Recently issued accounting pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of Pride during fiscal year 2006.

Pride does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred recurring net losses of $3,694,021 and $1,075,627 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $4,933,203 as of December 31, 2005.

These conditions raise substantial doubt as to Pride's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Pride records property and equipment at cost. Expenditures for maintenance and repairs are charged to expense. Pride records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.


Depreciation is calculated on a straight-line basis over the estimated useful lives of 5 - 7 years:


Property, plant and equipment consist of the following:

                                               December 31,
                                                   2005
                                               ------------
      Manufacturing equipment not in service   $    222,995
      Computer equipment                              6,032
      Furniture and fixtures                         14,771
      Telephone equipment                             6,648
      Less accumulated depreciation                  (1,891)
                                               ------------
                                               $    248,555
                                               ============

As of December 31, 2005, Pride had purchased the manufacturing equipment necessary to begin manufacturing operations in the first quarter of fiscal 2006.

For the year ended December 31, 2005, Pride recognized $1,891 in depreciation expense.

NOTE 4 - CONVERTIBLE NOTE PAYABLE - OFFICER

At December 31, 2005, Pride owed its majority shareholder a note payable in the amount of $1,106,719. This note represents the expenses incurred by Pride but paid by a related company on behalf of Pride. This related company is owned by Pride's majority shareholder. This note is due on September 13, 2008, and prior to January 2, 2005, bore 5.25% interest per annum and was unsecured. On January 2, 2005, the majority shareholder of Pride agreed to loan Pride up to an additional $1,000,000, at the shareholder's discretion, as working capital for Pride. In exchange for this agreement, Pride agreed to increase the interest rate of the existing note, including any additional amounts loaned pursuant to the agreement, to 10% per annum. Additionally, all amounts loaned under the loan agreement, including all interest thereon, may, at the election of the majority shareholder, be converted into common stock of Pride. For each $0.60 of the loan amounts converted by the majority shareholder, Pride shall issue to the majority shareholder one share of Pride common stock and one five-year warrant to purchase one share of Pride common stock at an exercise price of $1.00.

As of December 31, 2005, $552,314 has been recognized as a beneficial conversion feature associated with the convertible note. For the year ended December 31, 2005, Pride borrowed $481,480 from the majority shareholder. A summary of the note is as follows:

      Proceeds funded to date              $ 1,211,044

      Less:
      Conversion of accrued interest
         to common shares                      (33,333)
      Beneficial conversion feature(BCF)      (781,805)
      Payments                                (124,649)

      Add:
      BCF amortization                         229,490
      Accrued interest                          53,658
                                           -----------

      Carrying amount of note on
         December 31, 2005                 $   554,405
                                           ===========

Pride analyzed the convertible note payable for derivative accounting consideration under SFAS 133 and EITF 00-19. Pride determined the convertible note was conventional and met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instrument.

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On June 16, 2005, Pride received $240,000 in proceeds from a loan agreement with a face amount of $250,000. The note matures on December 16, 2005 and bears interest at a rate of 8%. The $10,000 debt discount was amortized to interest expense over the term of the note. At the lender's option, the note is convertible into unregistered common shares of Pride at a conversion price of $0.60 per share. If the lender elects to convert the amount due under the note, Pride will commence registration of the shares issued. The majority shareholder of Pride and Pride's Chief Financial Officer have personally guaranteed the repayment of the note.

As of December 31, 2005, the note had not been repaid, and on April 7, 2006 the note agreement was amended to allow the lender to convert all principal and all interest due thereon into equity in Pride at the rate of $0.40 per share of unregistered Pride common stock in exchange for extension of the maturity date of the convertible note. On April 15, 2006, the lender elected to convert all principal and interest due into 666,675 shares of Pride common stock at the rate of $0.40 per share.

Pride analyzed the convertible note payable for derivative accounting consideration under SFAS 133 and EITF 00-19. Pride determined the convertible note was conventional and met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instrument.

NOTE 6 - BRIDGE LOANS

During fiscal 2005, Pride received $1,179,000 in proceeds from bridge loans with third party lenders. The loans bear interest at 12% and mature on the earlier of 6 months from the date of issuance or upon Pride's completion of an equity financing in the amount of a minimum of $2,000,000. In connection with the debt proceeds, Pride is obligated to issue 1,650,600 of its common shares as part of the bridge loans. The shares were valued at market of $1,148,980, with $1,098,250 recognized as debt discount and the remaining $50,730 as interest expense due to the value of shares exceeding the amount loaned. At December 31, 2005, the carrying amount of debt discount associated with the shares issued totaled $549,169. In the event that the bridge loans are not paid off by the maturity date, Pride will be obligated to issue common stock purchase warrants to purchase 25,000 shares of common stock at $0.75 per share for every $100,000 loaned. As of December 31, 2005 Pride was not obligated to issue any warrants in connection with this agreement.

On November 18, 2005, Pride received $150,000 in proceeds from bridge loans with third party lenders. The loans bear interest at 10% and had an original maturity date of December 12, 2005. As part of the loan agreement, Pride issued the following equity instruments: (a) a total of 105,000 shares of unregistered common stock; (b) warrants to purchase a total of 52,500 shares of its unregistered common stock at $1.00 per share; and (c) warrants to purchase a total of 52,500 shares of its unregistered common stock at $1.25 per share. The term of the warrants is three years from the date of issue. The shares were valued at market, and the warrants were valued using the Black Scholes valuation model. The model was based on a term of three years, a volatility rate of 220.28% and a discount rate of 4%.

Pursuant to an amendment agreed to by all third party lenders, the maturity date was extended to June 26, 2006. In exchange for extending the maturity date, Pride agreed to issue the following equity instruments: (a) 120,000 shares of unregistered common stock; (b) warrants to purchase a total of 75,000 additional common shares at $1.00 per share. The term of the warrants is three years from the date of issue. The shares were valued at market, and the warrants were valued using the Black Scholes valuation model. The model was based on a term of three years, a volatility rate of 220.28% and a discount rate of 4.73%.

A summary of the bridge loans is as follows:

      Proceeds funded to date                             $ 1,329,000

      Value of shares issued, shares
         payable and warrants issued         (1,427,855)
      Charge to interest expense for
         value in excess of loan proceeds
         related to the 10% bridge loans        128,875
                                            -----------   -----------
      Debt discount                                        (1,298,980)
      Debt discount amortization                              599,811
      Accrued interest                                         36,937
                                                          -----------

      Carrying amount of bridge loans on
         December 31, 2005                                $   666,768
                                                          ===========

Pride analyzed the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Pride determined the warrants could be exercised for a fixed number of shares and met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the equity instrument.

NOTE 7 - RELATED PARTY TRANSACTION

During fiscal 2005, Pride paid M. Michael Markow, a consultant to Pride who is also the husband of Pride's majority shareholder, $37,500 for consulting services. As of December 9, 2005, Mr. Markow was appointed as Chief Executive Officer and Chairman of the Board of Directors of Pride.

NOTE 8 - INCOME TAXES

Pride uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005, Pride incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,200,000 at December 31, 2005, and will expire in the years 2023 to 2025.

At December 31, 2004, deferred tax assets consisted of the following:

       Deferred tax asset          $ 1,111,000
       Less: valuation allowance    (1,111,000)
                                   -----------
      Net deferred taxes           $        --
                                   ===========

NOTE 9 - COMMITMENTS

On July 6, 2005, and as amended on August 15, 2005, Pride leased its manufacturing facility in Camarillo, California. The term of the lease agreement is for 62.5 months, ending on October 31, 2010. Base rent is $16,055 per month. Pride has posted a security deposit of $96,330. Future minimum lease payments under the non-cancelable operating lease are $192,660 for years 2006 through 2009 and $160,550 for 2010.

Rent expense for 2005 and 2004 totaled $137,942 and $97,414, respectively.

Pride signed a four-year worldside exclusive trademark license agreement on July 2, 2003 with Smith & Wesson Holding Corporation. Pride agreed to minimum guaranteed payments of $87,500 for 2005, $137,500 for 2006, $37,500 for 2007 and
none thereafter. Payment of the minimum guaranteed payments is guaranteed by a related private company that is owned by Pride's majority shareholder. Per the agreement, Pride holds the worldwide exclusive rights to utilize the Smith & Wesson(R) registered trademarks for personal body armor, ballistic and projectile fragment covers and automated external defibrillators. Pride is recognizing the license expense associated with the agreement on a straight line basis over the term of the agreement. As of December 31, 2005, Pride had a payable of $53,125 in connection with license fees to be paid.

NOTE 10 - COMMON STOCK

During 2004:

      -     Pride issued 850,000 shares for cash of $510,000.

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

During 2005:

      - Pride sold a total of 150,000 shares of its unregistered common stock to two investors in a private placement. The shares were sold for an aggregate purchase price of $90,000, or $0.60 per share.

      - Pride sold to one investor, in a private placement, a total of 20,000 shares of its unregistered common stock and 20,000 warrants to acquire 20,000 additional shares of its unregistered common stock at an exercise price of one dollar per share, exercisable for a period of one year. The shares and warrants were sold for $17,000, with the warrants valued at a relative fair value of $8,648. Pride analyzed the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Pride determined the warrants could be exercised for a fixed number of shares and met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the equity instrument.

      - Pride entered into a consulting and advisory agreement with Lyons Capital Group and issued a total of 500,000 shares of its common stock valued at market of $500,000.

      - Pride issued a total of 65,000 shares to three different consultants for various services valued at $82,550.

      - During September 2005, Pride issued a total of 50,000 shares to a consultant for various services valued at $42,500. During the same month, Pride issued a total of 50,000 shares to two employees as a bonus. The shares were valued at $42,500.

NOTE 11 - SUBSEQUENT EVENTS

On February 21, 2006, Pride received and accepted an offer from the majority shareholder holding the Convertible Note Payable - Officer to amend the related party note by converting the outstanding note balance into equity of Pride. In exchange for the converting to note to equity, Pride agreed to the following:
(1) the outstanding note balance was converted into common stock at $0.40 per share, for a total of 2,842,178 shares; (2) Pride issued 2,842,178 five-year warrants, with an exercise price of $1.00 each; and (3) the majority shareholder canceled all of the previously issued 1,000,000 five-year warrants with an exercise price of $3.00 per share.

On April 28, 2006, Pride leased another manufacturing facility located in Jacksboro, Tennessee. The term of the lease is for 24 months, commencing on May 1, 2006 and ending on May 1, 2008. Base rent is $3,500 per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including Pride's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of Pride's disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of Pride's management. Based upon their evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to (a) valuation and recording of share-based compensation, beneficial conversion features associated with convertible debt, and shares issued in connection with bridge loan financing and (b) recording of certain accounts payable and accrued expenses. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

      Our internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements. There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

NAME                   AGE                 POSITION

M. Michael Markow       59      Chairman and CEO
Ari Markow              36      Director, President, Treasurer
Francine Markow         55      Director, Secretary

      M. Michael Markow, age 59, currently serves as Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Markow has more than 20 years of textile engineering experience and has been involved with the design, development and manufacture of specialty protective clothing. As executive Vice President and a principal of Workrite Uniform Company, he managed the design and manufacture of personal protective clothing for numerous Federal Government Agencies, including the National Aeronautics and Space Administration (NASA) and the U.S. Bureau of Mines. Following his tenure at Workrite Uniform Company, Mr. Markow formed and managed ARI Industries, which designed and manufactured fire resistant and cold weather protective clothing. Mr. Markow played a key role in ARI Industries receiving the contract to create design specifications and subsequently manufacture all fire resistant cold weather clothing worn by all construction workers who assisted in the building of the Trans Alaska Pipeline System (TAPS) by the Alyeska Pipeline Service Company. When Mr. Markow sold his interest in ARI Industries, the company had annual sales approaching $100 million.

      Ari Markow, age 36, currently serves as the President, Treasurer, and a member of the Board of Directors of the Company. Prior to joining Pride Business Development Group in May of 2003, Mr. Markow served as General Counsel and Vice President to a privately held business consulting firm specializing in assisting small private and public emerging growth companies in managing and realizing their goals with respect to their business operations, growth potential and financing needs. Prior thereto, Mr. Markow practiced securities and corporate law and litigation at two separate Los Angeles, California based law firms where he represented the interests of a variety of private and public companies with respect to SEC compliance issues, mergers, acquisitions, restructuring transactions and general corporate matters. Mr. Markow has been a member of the California State Bar since 1996.

      Francine Markow, age 55, currently serves as Corporate Secretary, Vice President and a member of the Board of Directors of the Company. She holds a Bachelor of Arts Degree in Speech Communication from California State University, Northridge. Prior to joining Pride Business Development Group in May of 2003, Mrs. Markow founded and helped build a corporate service company located in Los Angeles, California which acts as a full service filing agent for small public corporations and offers general public relations and consulting services to its corporate clients. She continues to serve as an officer and director of the corporate service company. Since 1993 Mrs. Markow has volunteered her services to the Simon Wiesenthal Center's Museum of Tolerance located in Los Angeles, California, as both a docent and facilitator for their Tools For Tolerance Program, dedicated to diversity training for corporations and educators.

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

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2005, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2005, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons.

AUDIT COMMITTEE AND FINANCIAL EXPERT

      We are not required to have and we do not have an Audit Committee. The Company's directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

      The board of directors does not have a formal policy of attendance of directors at the annual meeting. It does encourage such attendance. The Company did not have an annual meeting in 2005.

ITEM 10. EXECUTIVE COMPENSATION

      The following table reflects compensation paid to our officers and directors for the fiscal year ended December 31, 2005 and 2004.

                                                                 LONG TERM COMPENSATION
                                                          ----------------------------------
                                                                   AWARDS            PAYOUTS
                                                          ------------------------   --------
                                 ANNUAL COMPENSATION      RESTRICTED    SECURITIES
                             --------------------------      STOCK      UNDERLYING     LTIP          ALL OTHER
NAME AND                      SALARY    BONUS    OTHER       AWARD       OPTIONS     PAYOUTS       COMPENSATION
PRINCIPAL POSITION    YEAR     ($)       ($)      ($)         ($)        SARS(#)       ($)              ($)
-------------------   ----   --------   ------   ------   -----------   ----------   --------      -------------
M.Michael Markow(1)   2005         $0       $0       $0            $0           $0         $0            $37,500(2)
                      2004         $0       $0       $0            $0           $0         $0            $36,280(3)

Ari Markow            2005    $62,058       $0       $0            $0           $0         $0                 $0
President &           2004   $124,615       $0       $0            $0           $0         $0                 $0
Director

Francine Markow       2005    $49,515       $0       $0            $0           $0         $0                 $0
Secretary &           2004     45,000       $0       $0            $0           $0         $0            $33,333(4)
Director
                      2004         $0       $0       $0            $0           $0         $0                 $0
                      2004

(1) On December 9, 2005 M. Michael Markow was appointed CEO and Chairman of the Board of Directors of the Company.

(2) Reflects total amounts paid to M. Michael Markow during year ended December 31, 2005 during his tenure as a consultant to the Company only.

(3) Reflects total amounts paid to M. Michael Markow during year ended December 31, 2004 during his tenure as a consultant to the Company only.

(4) For the fiscal year ended December 31, 2004, Ms. Markow received $55,555 shares of common stock valued at $33,333 for accrued interest on shareholder loans.

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

OTHER COMPENSATION ARRANGEMENTS

      None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2005, the name and shareholdings of each person who owns of record, or was known by us to own beneficially,* 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                     NUMBER OF    PERCENTAGE
                                       SHARES         OF
NAME OF PERSON OR GROUP                OWNED*     OWNERSHIP
----------------------------------   ----------   ----------

Ari Markow (1)                        1,700,000        14.27%
Francine Markow (2)                   6,855,555        57.55%

All executive officers and
directors as a group (two persons)    8,555,555        71.82%

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

(2) Francine Markow is a vice president, secretary and a director of the Company. M. Michael Markow is the husband of Francine Markow.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of February 21, 2006, the Company received various loans totaling $1,211,044 from Francine Markow (the "Holder"), our vice president and secretary and a member of the Board of Directors, in order to fund the business operations. On January 2, 2005, the Holder agreed to loan the Company up to an additional $1,000,000, at the Holder's discretion, as working capital for the Company. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing Note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the Note and the Loan Agreement, including all interest thereon, may, at the election of the Holder, be converted into unregistered common stock of the Company. For each $0.60 of the loan amounts converted by the Holder, the Company shall issue to the Holder one share of unregistered Company common stock and one five-year warrant to purchase one share of the Company's common stock at an exercise price of $1.00. In exchange or the Loan Agreement, the Company management also approved the issuance to the Holder of 1,000,000 five-year warrants, each warrant entitling the Holder to purchase one share of the Company's common stock at an exercise price of $3.00. On February 21, 2006, the Company received and accepted the Holder's offer to amend the Note and Loan Agreement and, as a result, convert the Total into equity in the Company as follows: (1) the Total shall be converted into unregistered common stock of the Company at a rate of $0.40 per share, for a total of 2,842,178 shares of unregistered Company common stock; (2) the Company shall issue to the Holder a total of 2,842,178 five-year warrants, with each warrant entitling the Holder to purchase one share of Company common stock at an exercise price of $1.00; and (3) the Holder shall cancel, effective as of January 2, 2005, all of the 1,000,000 five-year warrants entitling the Holder to purchase shares of Company common stock at an exercise price of $3.00 per share. The above securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Holder is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

(2)   Previously filed with Form 8-K on August 30, 2004.

(3) Previously filed with Form DEF 14c (information statement) on December 10, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      We incurred audit and financial statement review fees totaling $42,955 and $16,470 for 2005 and 2004, respectively, to Malone & Bailey, PC, our independent accountants.

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

                          (Registrant) PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                                       By /s/ Ari Markow
                                          --------------
                                          Ari Markow, President, Treasurer &
                                          Director

                                       Date: May 31, 2006