Form 10QSB
period 2006-03-31
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-07-14
CIK 1137667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                        COMMISSION FILE NUMBER 000-32517

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                           (FORMERLY MEDSTRETCH INC.)
               (Exact name of registrant as specified in charter)

                  NEVADA                                        20-4381969
                  -------                                       ----------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

1230 CALLE SUERTE, CAMARILLO, CALIFORNIA                           93012
----------------------------------------                           -----
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (866) 868-0461
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 3, 2006, the Company had outstanding 25,294,653 shares of its common stock, par value $0.001.

Transitional Small business Disclosure Format (Check One):        Yes |X| No |_|

                                TABLE OF CONTENTS


PART I
ITEM 1.            FINANCIAL STATEMENTS                                       3
ITEM 2.            MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS            11
ITEM 3.            CONTROLS AND PROCEDURES                                   16
PART II            LEGAL PROCEEDINGS                                         17
ITEM 1.
ITEM 2.            CHANGES IN SECURITIES                                     17
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES                           18
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.            OTHER INFORMATION
ITEM 6.            EXHIBITS HOLDERS                                          18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                                           Balance Sheets
                                             (unaudited)


                                                                                March 31, 2006           December 31,2005
                                                                          ----------------------------------------------------
ASSETS

Current Assets:
 Cash                                                                                  $           -          $       138,684

 Prepaid and other current assets                                                            102,325                        -
 Accounts receivable                                                                          40,207                   80,157
 Inventory                                                                                   281,887                  218,803
                                                                          ----------------------------------------------------

Total current assets                                                                         424,419                  437,644

Property and equipment, net                                                                  294,913                  248,555
Other assets - deposit                                                                        96,330                   96,330

Total Assets                                                                                $815,662                 $782,529
                                                                                        ============             ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable                                                                      $     254,532          $       318,113
 Line of credit                                                                               61,909                   63,437
 Payroll taxes                                                                               256,307                  214,881
 Shares payable                                                                              676,890                  561,250
 Accrued liabilities                                                                         135,049                  115,312
 Bridge loans, net of $874,017 and $699,169 debt discount                                  1,310,586                  666,768
 Convertible note payable                                                                    254,800                  250,000
                                                                          ----------------------------------------------------

 Total current liabilities                                                                 2,950,073                2,189,761

Long term liabilities:
 Asset acquisition financing                                                                   9,656                        -
 Convertible note payable - officer, net of $552,314 debt discount in 2005                         -                  554,405
                                                                          ----------------------------------------------------

Total liabilities                                                                          2,959,729                2,744,166

Stockholders' deficit:
 Preferred stock. $0.001 Par value 10,000,000 shares authorized,
    none issued and outstanding                                                                    -                        -
 Common stock. $0.001 Par value 100,000,000 shares authorized,
   17,976,033  issued and 13,946,855 shares issued and outstanding,
respectively                                                                                  17,976                   13,947
 Additional paid in capital                                                                8,133,625                2,957,619
 Accumulated deficit                                                                    (10,295,668)              (4,933,203)

Total stockholders' deficit                                                              (2,144,067)              (1,961,637)

Total Liabilites and Stockholders' Deficit                                             $     815,662          $       782,529
                                                                                       =============          ===============


                 See accompanying notes to financial statements

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                             Statement of Operations
               For the Three months ended March 31, 2006 and 2005
                                   (unaudited)


                                                    Three                            Three
                                                months ended                     months ended
                                               March 31, 2006                   March 31, 2005

Sales                                               $      86,921               $          4,550

Cost of Goods Sold                                         38,939                          3,015
                                      -----------------------------------------------------------

Gross Profit                                               47,982                          1,535

Selling & Marketing                                       226,953                         80,891
General & Administrative                                  726,562                        858,434
Research & Development                                     70,788                              -
                                      -----------------------------------------------------------
                                                        1,024,303                        939,325

Operating  loss                                         (976,321)                      (937,790)

Interest expense                                      (4,386,144)                       (65,228)
Other income (expense), net                                     -                            250
                                      -----------------------------------------------------------
                                                      (4,386,144)                       (64,978)

Net Loss                                            $ (5,362,465)               $    (1,002,768)
                                                     ============                   ============



                 See accompanying notes to financial statements

                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                             Statement of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (unaudited)


                                                                        Three                           Three
                                                                     months ended                   months ended
                                                                    March 31, 2006                 March 31, 2005
Cash flows from operating activities
Net Income (Loss)                                                      $     (5,362,465)              $     (1,002,768)

Adjusments to reconcile net income to
net cash provided by operating activities:
  Amoritzation of debt discounts                                               1,639,452                         43,633
  Depreciation expense                                                            15,410                              -
  Shares issued for services                                                     120,220                        500,000
  Warrants issued with conversion of related party note                        2,520,810                              -
  Extension of warrant maturity                                                  140,787                              -
  Decrease (increase) in accounts receivable                                      39,950                              -
  Decrease (increase) in inventory                                              (63,084)                              -
  Decrease (increase) in prepaid assets                                           12,675                         43,618
  Increase (decrease) in accounts payable                                       (63,581)                          1,676
  Increase (decrease) in accrued expense                                         105,356                              -
  Increase (decrease) in payroll taxes payable                                    41,426                         29,921
                                                              ---------------------------     --------------------------

Net cash provided by (used in)  operating activities                           (853,044)                      (383,920)

Cash flows from Investing activities

  Investments in property and equipment                                         (61,768)                        (1,862)
                                                              ---------------------------     --------------------------

Net cash provided by (used in)  investing activities                            (61,768)                        (1,862)

Cash flows from financing activities
Proceeds from bridge loans                                                       768,000                              -
Asset acquisition financing proceeds                                               9,656                              -
Payments on line of credit                                                       (1,528)                              -
Proceeds from convertible note payable - officer                                       -                        235,836
Shares issued for cash, net of offering costs                                          -                         90,000
Proceeds from line of credit                                                           -                         64,537
Proceeds from convertible note payable - related party                                 -                          5,000
                                                              ---------------------------     --------------------------

Net cash provided by (used in) financing activities                              776,128                        395,373

Net increase (decrease) in cash                                                (138,684)                          9,591

Cash at beginning of period                                                      138,684                             --
                                                              ---------------------------     --------------------------

Cash at end of period                                                  $               -              $           9,591
                                                                       =================              =================

Cash paid for:
  Interest
                                                                       $          14.164              $           1,769
  Income Taxes                                                                         -                              -
Non-cash financing activities:
 Discount on convertible notes payable                                           763,550                              -
 Conversion of note payable to related party                                   1,136,871                              -
 Issuance of shares payable                                                      196,000                              -
 Beneficial conversion feature attributable
  to convertible note payable - officer                                                -                        704,990

                 See accompanying notes to financial statements


                    PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pride Business Development Holdings, Inc. ("Pride"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Pride's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Pride adopted SFAS No. 123R as of January 1, 2006. The adoption of this standard had no effect on the financial statements of Pride.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred recurring net losses of $5,362,465 and $1,002,768 for the quarter ended March 31, 2006 and 2005, respectively, and has an accumulated deficit of $10,295,668 as of March 31, 2006.

These conditions raise substantial doubt as to Pride's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.


NOTE 3 - BRIDGE LOANS

During the quarter ended March 31, 2006, Pride received $768,000 in proceeds from bridge loans with third party lenders. The loans bear interest at 12% and mature on the earlier of 6 months from the date of issuance or upon Pride's completion of an equity financing in the amount of a minimum of $2,000,000. In connection with the debt proceeds, Pride is obligated to issue 1,075,200 of its common shares as part of the bridge loans. The shares were valued at market of $906,920 with $763,550 recognized as debt discount and the remaining $143,370 as interest expense due to the value of shares exceeding the amount loaned. At March 31, 2006, the carrying amount of debt discount associated with the shares issued totaled $607,738. In the event that the bridge loans are not paid off by the maturity date, Pride will be obligated to issue common stock purchase warrants to purchase 25,000 shares of common stock at $0.75 per share for every $100,000 loaned.

NOTE 4 - COMMON STOCK

As of February 21, 2006, the Company had received various loans totaling $1,136,871 from Francine Markow (the "Holder"), our vice president and secretary and a member of the Board of Directors, in order to fund the business operations. On January 2, 2005, the Holder agreed to loan the Company up to an additional $1,000,000, at the Holder's discretion, as working capital for the Company. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing Note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the Note and the Loan Agreement, including all interest thereon, may, at the election of the Holder, be converted into unregistered common stock of the Company. For each $0.60 of the loan amounts converted by the Holder, the Company shall issue to the Holder one share of unregistered Company common stock and one five-year warrant to purchase one share of the Company's common stock at an exercise price of $1.00. In exchange for the Loan Agreement, the Company management also approved the issuance to the Holder of 1,000,000 five-year warrants, each warrant entitling the Holder to purchase one share of the Company's common stock at an exercise price of $3.00. On February 21, 2006, the Company received and accepted the Holder's offer to amend the Note and Loan Agreement and, as a result, convert the total into equity in the Company as follows: (1) the total shall be converted into unregistered common stock of the Company at a rate of $0.40 per share, for a total of 2,842,178 shares of unregistered Company common stock; (2) the Company shall issue to the Holder a total of 2,842,178 five-year warrants, with each warrant entitling the Holder to purchase one share of Company common stock at an exercise price of $1.00; and (3) the Holder shall cancel, effective as of January 2, 2005, all of the 1,000,000 five-year warrants entitling the Holder to purchase shares of Company common stock at an exercise price of $3.00 per share. In connection with the above transactions, the Company recognized $2,875,876 of interest expense. Of this amount, $355,066 is attributable to the change in conversion price from $0.60 to $0.40, and $2,520,810 is attributable to the five year warrants.

In connection with the $768,000 of debt proceeds referenced in Note 3 above, Pride is obligated to issue 1,075,200 of its common shares as part of the bridge loans.

NOTE 5 - INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 and 2005 consists of the following:



                                                                                 2006                   2005
                                                                                 ----                   ----
Interest    related to changes in conversion features and fair value
            of Warrants issued related to Francine Markow loan
            conversion                                                        $ 2,875,876            $          -
Retirement of debt discount on Francine Markow loan converted to
              Common stock at issuance                                            552,314                       -
Amortization of debt discounts on loans                                           732,072                       -
Warrants issued pursuant to extension of maturity date on notes                   140,787                       -
Interest paid or accrued on notes                                                  85,095                  65,228
                                                                              ------------           ------------

                                                                              $ 4,386,144            $     65,228
                                                                              ============           ============


NOTE 6 - SUBSEQUENT EVENTS

On June 16, 2005, Pride received $240,000 in proceeds from a loan agreement with a face amount of $250,000. The loan agreement originally matured on December 16, 2005. The $10,000 debt discount was amortized to interest expense over the term of the loan agreement. On April 7, 2006 the loan agreement was amended to allow the lender to convert all principal and all interest due thereon into equity in Pride at the rate of $0.40 per share of unregistered Pride common stock in exchange for extension of the maturity date of the loan agreement. On April 15, 2006, the lender elected to convert all principal and interest due under the loan agreement into 666,675 shares of Pride common stock at the rate of $0.40 per share.

On April 28, 2006, Pride leased another manufacturing facility located in Jacksboro, Tennessee. The term of the lease is for 24 months, commencing on May 1, 2006 and ending on May 1, 2008. Base rent is $3,500 per month.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements reflect our current view with respect to future events and financial results. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements. Such can be found in the Risk Factor section which appears in Item 1-Business of our Annual Report for the year ended 2005 on Form 10-KSB which was filed with the United States Securities & Exchange Commission on June 1, 2006.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

Our line of body armor has been designed by us to be innovative in its comfort in action features, thereby providing the wearer with superior protection and superior maneuverability when facing the threats of today's world. All body armor within the Bodyguard(R) line of body armor has been duly tested and certified by the National Institute of Justice (NIJ), in accordance with its current standards. The NIJ standards are the accepted standards worldwide for body armor and compliance with these standards has enabled us to enter into the North American market as well as other worldwide markets for our body armor. We now design and manufacture our entire lines of body armor and protective clothing and materials in our new, 35,000 square foot manufacturing facility located in Camarillo, California. We moved all of our operations, including corporate operations, to our new Camarillo, California manufacturing facility during the first week of January 2006. All products we now manufacture are made from materials available from such companies as Dupont, Honeywell and Teijin Twaron. Prior to moving to our new manufacturing facility, our line of body armor was manufactured for us on a subcontract basis in the United States of America and was made from materials available from such companies as Dupont and Honeywell. We have never used Zylon(R) in our lines of body armor.

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

As of the first week of January 2006, our executive offices are now located at 1230 Calle Suerte, Camarillo, California 93012. Our telephone number is 866-868-0461. Our website is located at www.pridegroup.org. Information set forth in our websites is not incorporated by reference into any of our filings with the United States Securities and Exchange Commission. Our common stock is traded on the OTC Pink Sheets under the ticker symbol "PDVG.PK". We currently employ a total of thirty two individuals on a full time basis.

There can be no assurances that we will be successful in implementing our business plan.


Financial Condition and Changes in Financial Condition Overall Operating
Results:

We had $86,921 in revenues from sales of our product lines for the quarter ended March 31, 2006. Cost of sales of our line of products for the quarter was $38,939 which generated a profit margin of $47,982 or 55% of sales.

Our operating expenses for the quarter ended March 31, 2006 were $1,024,303. Of this amount, selling and marketing expense accounted for $226,953, general and administrative expense accounted for $726,562 and research and development accounted for $70,788.

Liquidity and Capital Resources:

We currently have minimum capital resources. We are currently evaluating financing proposals. We do not have any financing commitments at this time. As of March 31, 2006, our assets totaled $815,662 which was primarily comprised of inventory of $281,887 and fixed assets, net of accumulated depreciation, of $294,913. As of March 31, 2006, our liabilities totaled $2,959,729, net of debt discounts of $874,017. Included in the liabilities total are promissory notes totaling $2,439,483 Because Pride is in the development stage, it had minimal revenues during the first quarter of 2006 and is incurring expenses from its operations. As of March 31, 2006, approximately $3,000,000 has been spent by Pride in developing its current principle assets. Pride will need substantial capital for it to implement its business plan.

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

Each member of our board of directors serves a term of one year or from the date of election until the end of the designated term and until the successor is elected and qualified. Executive Officers and Directors after the Closing of the Share Exchange Agreement:

Name                       Age     Position


Mr. M. Michael Markow      59      Chairman and Chief Executive Officer
                                   Director,President, Chief Financial Officer
Mr. Ari Markow             36      and Treasurer
                                   Director,
Ms. Francine Markow        55      and Secretary


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

NEW ACCOUNTING PRONOUNCEMENTS

o In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of Pride during fiscal year 2006.

Pride does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Pride's results of operations, financial position, or cash flows.



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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of Pride's disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of Pride's management. Based upon their evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements. Management believes that it has improved its internal control over financial reporting that occurred in the quarter ended March 31, 2006 and plans to further improve its internal control by employing a highly qualified chief financial officer with significant experience in dealing with emerging growth companies. However, no assurances can be given that we will be successful in identifying and hiring a highly experienced chief financial officer and that such an individual will improve our internal controls.



PART 2. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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



ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

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

Please see the Company's most recent Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 12, 2006 wherein the Company issued 304,590 shares of its common stock to an investor.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

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


ITEM 4. EXHIBITS

a.  Exhibits

Exhibit Number      Exhibit Description
--------------      -------------------


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

             (Registrant) PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

                               By /s/ Ari Markow
                                 ----------------------------------
                                     Ari Markow, President, Treasurer & Director

                               Date: July 14, 2006