Form 10QSB
period 2006-06-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-08-23
CIK 1137667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {  } No {X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes {  } No {X}

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2006, the Company had outstanding 30,317,443 shares of its common stock, par value $0.001.

Transitional Small business Disclosure Format (Check One): Yes {X} No {  }

TABLE OF CONTENTS

NOTE: THE ACCOMPANYING UNAUDITED INTERIM FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY AN INDEPENDENT PUBLIC ACCOUNTANT.

PART I

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS	11
ITEM 3.	CONTROLS AND PROCEDURES	16

PART II	LEGAL PROCEEDINGS	17

ITEM 1.
ITEM 2.	CHANGES IN SECURITIES	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS HOLDERS	18

PART I

ITEM 1. FINANCIAL STATEMENTS

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
Assets:

Current Assets
Cash	$-	$138,684
Prepaid and other current assets	58,825	-
Accounts receivable	246,705	80,157
Inventory	429,999	218,803

Total current Assets	735,529	437,644

Fixed Assets, net	323,570	248,555

Other assets
Deposits	97,755	96,330
Patent, net	2,390	-

	100,145	96,330

Total Assets	$1,159,244	$782,529

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$370,863	$318,113
Line of credit	61,837	63,437
Payroll taxes	192,058	214,881
Shares payable	634,790	390,250
Accrued liabilities	59,682	115,312
Bridge loans, net of
$901,906 and $549,169 debt discount	2,182,693	816,767
Convertible note payable	0	250,000

Total current liabilities	3,501,923	2,168,760

Long term liabilities
Note payable	9,163	-
Convertible note payable - officer, net of	-	-
$552,314 debt discount	1,308	554,406
Total long term liabilities	10,471	554,406

Total Liabilities	3,512,394	2,723,166

Stockholders' deficit
Preferred stock. $0.001 Par value 10,000,000
shares authorized, none issues and outstanding

Common stock. $0.001 Par value 100,000,000
shares authorized,22,579,136 shares issued and 13,946,855 shares
issued and outstanding, respectively	22,579	13,947

Additional paid in capital	13,221,959	2,814,682
Accumulated deficit	(15,597,688)	(4,769,266)

Total stockholders' deficit	(2,353,150)	(1,940,637)

Total Liabilities and Stockholders' Deficit	$1,159,244	$782,529

See accompanying notes to financial statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
Statement of Operations
For the six months and three months ended June 30, 2006 and 2005
(unaudited)

	Six months	Six months	Three months	Three months
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Sales	$480,152	$57,892	$393,231	$53,343

Cost of Goods Sold (except for items shown separately)	334,464	27,036	295,525	24,021
Selling & Marketing	429,178	145,155	202,225	76,332
General & Administrative	4,164,163	1,152,823	3,437,601	280,808
Research & Development	88,693	-	17,905	-
	5,016,498	1,325,014	3,953,256	381,161

Operating loss	(4,536,346)	(1,267,122)	(3,560,025)	(327,818)

Interest expense	(6,128,140)	(176,734)	(1,741,996)	(111,506)
Other Income (Expense), net	-	1,764	-	-
	(6,128,140)	(174,970)	(1,741,996)	(111,506)

Net Loss	$(10,664,486)	$(1,442,092)	$(5,302,021)	$(439,324)

Earnings per common share	$(0.58)	$(0.12)	$(0.23)	$(0.03)

Weighted average shares outstanding, basic and fully diluted	18,429,439	12,536,177	22,562,958	12,616,736

See accompanying notes to the financial statements

 PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
Statement of Operations
For the Six Months Ended June 30, 2006 and 2005
(unaudited)

	June 30	June 30,
	2006	2005

Cash flows from operating activities
Net Loss	$(10,664,486)	$(1,442,092)
Adjustments to reconcile net income to
net cash provided by operating activities:
Warrants issued with conversion of related party note	2,520,810	-
Options issued to officers for patent	2,650,643	-
Amortization of debt discounts	2,918,313	107,099
Shares issued for services	240,383	582,550
Depreciation expense	32,542	402
Warrants issued to extend debt terms, charged as interest	488,899	-

Decrease (increase) in accounts receivable	(166,548)	(42,906)
Decrease (increase) in inventory	(211,196)	(18,225)
Decrease (increase) in prepaid assets	12,675	43,618
Decrease (increase) in other assets	(3,815)	-
Increase (decrease) in accounts payable	52,749	169,550
Increase (decrease) in accrued expense	113,164	4,975
Increase (decrease) in payroll taxes payable	(22,823)	57,395

Net cash provided (used) by operating activities	(2,038,690)	(537,634)

Cash flows from Investing activities
Purchases of fixed assets	(107,557)	(178,290)
Net cash provided (used) by investing activities	(107,557)	(178,290)

Cash flows from financing activities
Proceeds from bridge loans	1,098,000	-
Proceeds from convertible note payable - third party	500,000	240,000
Shares issued for cash	400,000	107,000
Proceeds from conversion of options	2,000	-
Asset acquisition financing proceeds	9,656	-
Payments on asset acquisition financing	(493)	-
Payments on line of credit	(1,600)	-
Proceeds from convertible note payable - officer	-	334,014
Proceeds from note payable - related party	-	8,985
Proceeds from line of credit	-	66,251

Net cash provided (used) by financing activities	2,007,563	756,250

Net increase (decrease) in cash	(138,684)	40,326

Cash at beginning of period	138,684	-

Cash at end of period	$-	$40,326
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$28,521	$24,718
Income taxes		-
Non-cash investing and financing activities:
Discount on shares issued in connection with bridge loan financing	$1,263,550	$-
Conversion of convertible note payable - officers	1,136,871	-
Shares payable issuances	383,700	-
Beneficial conversion feature attributable to convertible note payable	330,000	-
Conversion of note payable	266,670	-
Beneficial conversion feature attributable to convertible note payable - officer	-	781,805
Discount on convertible note payable	-	10,000

See accompanying notes to the financial statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pride Business Development Holdings, Inc. (“Pride”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Pride’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

New Accounting Standards

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" (“SFAS No. 123R”). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. Pride adopted SFAS No. 123R as of January 1, 2006. The adoption of this standard had no effect on the financial statements of Pride. The accompanying unaudited interim financial statements have not been reviewed by an independent public accountant.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred recurring net losses of $10,664,486 and $1,442,091 for the six months ended June 30, 2006 and 2005, respectively, and has negative working capital of $2,766,394 and stockholder’s deficit of $2,353,150 as of June 30, 2006.

These conditions raise substantial doubt as to Pride’s ability to continue as a going concern. Management’s plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 3 - BRIDGE LOANS

During the quarter ended June 30, 2006, Pride received $330,000 in proceeds from bridge loans with third party lenders. The loans bear interest at 12% and mature on the earlier of 6 months from the date of issuance or upon Pride's completion of an equity financing in the amount of a minimum of $2,000,000. In connection with the debt proceeds, Pride is obligated to issue 462,000 of its common shares as part of the bridge loans. The shares were valued at market of $569,800 with $239,800 recognized as debt discount and the remaining $303,800 as interest expense due to the value of shares exceeding the amount loaned. At June 30, 2006, the carrying amount of debt discount associated with the shares issued totaled $901,906. In the event that the bridge loans are not paid off by the maturity date, Pride will be obligated to issue common stock purchase warrants to purchase 25,000 shares of common stock at $0.75 per share for every $100,000 loaned.

NOTE 4 - COMMON STOCK

In connection with the $330,000 of debt proceeds referenced in Note 3 above, Pride is obligated to issue 462,000 of its common shares as part of the bridge loans.

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

On April 11, 2006, Pride issued a total of 8,333 shares of Pride common stock and paid $1,000 in cash to a company in exchange for services relating to the establishment and full registration of a General Services Administration Schedule for Pride. The shares were valued at $0.60 cents per share.

On April 19, 2006, Pride sold 571,428 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold for an aggregate purchase price of $200,000, or $0.35 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds were used for general working capital.

On April 20, 2006, Pride sold 266,667 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold for an aggregate purchase price of $200,000, or $0.75 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds were used for general working capital.

On April 26, 2006, we entered into an agreement to extend the maturity date of the $150,000 loan made to Pride by certain accredited investors on November 18, 2005, to June 30, 2006. In exchange for agreeing to extend the maturity date of the loan, Pride agreed to issue to the investors a total of 120,000 shares of Pride common stock, 75,000 warrants to purchase shares of Pride common stock at a strike price of $1.00 per share.

On May 8, 2006, Pride issued a total of 50,000 shares of Pride common stock to two employees as signing bonuses in connection with their respective employment contracts. The shares are valued at market price of $65,000 or $1.30 per share, which represents the closing price of Pride common stock on May 8, 2006.

On May 30, 2006, Pride issued a total of 2,000,000 options to purchase shares of Pride common stock at a strike price of $0.01 per share to two officer-directors of Pride in exchange for their agreement to assign all rights, title and interest in and to the patent pending UNI-BLOCK CONSTRUCTION method which is now the principal method for construction of all ballistic resistant packages manufactured by Pride and its wholly-owned subsidiary, Bodyguard, Inc. The officer-directors exercised the options in full on May 31, 2006. Payment of the exercise price of the warrants was made by crediting the strike price against accrued salary that was owed to the two employees. Pride recognized $2,650,143 of salary expense based on the fair value of the options at the grant date of $2,652,643 less the officer-directors’ basis in the patent of $2,500.

NOTE 5 - INTEREST EXPENSE

Interest expense for the six and three months ended June 30, 2006 and 2005 consists of the following:

	Six months	Six months	Three months	Three months
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest related to changes in conversion features and fair value of Warrants issued related to Francine Markow loan conversion	$2,520,810	$ −	$ −	$ −
Retirement of debt discount on Francine Markow loan converted to Common stock at issuance	552,314	−	−	−
Amortization of debt discounts on loans	2,365,999	−	1,626,973	−
Warrants issued to extend debt terms	488,899	−	−	−
Interest paid or accrued on notes	200,118	176,733	115,023	65,228
	$6,128,140	$176,733	$1,741,996	$65,228

NOTE 6 - SUBSEQUENT EVENTS

On July 6, 2006, to obtain funding for working capital, Pride Business Development Holdings, Inc. entered into a securities purchase agreement with an accredited investor for the sale of $355,000 8% Secured Convertible Notes. In connection with the Agreement, the Investor received (i) class A common stock purchase warrants exercisable at $1.00 and (ii) class B common stock purchase warrants exercisable at $0.85 per share. The Class A and Class B warrants are exercisable for a period two years and five years, respectively. In the event that the stock trades above $1.55 for 30 consecutive days after effectiveness of the registration statement and the average daily volume exceeds 50,000 shares, the Company can force the Investor to exercise the Class A warrants The Company also issued the investor at closing 858 shares of common stock for each $1,000 in notes Purchased for a total aggregate amount of 304,590 shares. The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the notes, (ii) the Common Stock issuable upon exercise of the warrants, and (iii) the Common Stock issued to the investors. If the registration statement is not filed within 150 days from the date of investment, or declared effective within 60 days thereafter (180 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the Notes, per month, and the obligations may be deemed to be in default. The securities were offered and sold to the investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Company Background

Pride Business Development Holdings, Inc. (formerly Medstretch, Inc.) (“Pride” or the “Company”) was incorporated on December 31, 1996 in Nevada. In conjunction with the share exchange agreement discussed below, Pride changed its name to Pride Business Development Holdings, Inc.

Business Operations

On August 24, 2004, we completed a share exchange agreement with the current stockholders of Pride Business Development Group, a Nevada corporation (“Pride Group”), by which transaction Pride Group became a wholly-owned subsidiary of Medstretch. Pride Group will continue as a separate Nevada corporation. Concurrent with the share exchange agreement, Medstretch changed its name to Pride Business Development Holdings, Inc. On September 6, 2005, Pride Group changed its name to Bodyguard, Inc.

The share exchanges agreement provided that Medstretch issue an aggregate of 8,500,000 shares of common stock in exchange for all the outstanding capital stock of Pride Group, consisting of 100 shares of common stock. The closing date for the share exchange was August 24, 2004. After the new issuance, taking into effect the contribution to capital, which was a condition set forth in the share exchange agreement, the total outstanding shares of Medstretch was 11,000,000 as of the closing date. Of these, 8,500,000 shares, representing 77% of the outstanding shares of common stock, will be held by the new management of Medstretch. The share exchange agreement also provided that Dr. Kim Partridge, the former director and officer of Medstretch, resign as director and officer and be replaced with Mr. Ari Markow and Ms. Francine Markow as directors and principal officers of Medstretch.

As a result of the issuance and contribution to capital of various shares of common stock, after the exchange and return of shares, there was a change of control of Pride.

Business of Pride

Pride is a specialty and protective clothing and materials manufacturer for the domestic and international law enforcement, military and dangerous materials handling markets with its brand of Bodyguard® products. The current focus of our business is the manufacture and sale of personal soft body armor (bullet-resistant vests) and ballistic and projectile fragment covers such as ballistic blankets and bomb blast blankets. Our current operations are focused upon the domestic law enforcement market for our line of protective products. We, through our wholly-owned subsidiary Bodyguard, Inc., are the holder of the worldwide exclusive license to utilize the Smith & Wesson trademarks on personal body armor (and related apparel) and ballistic blankets.

Our goal is to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets.

Our line of body armor has been designed by us to be innovative in its comfort in action features, thereby providing the wearer with superior protection and superior maneuverability when facing the threats of today's world. All body armor within the Bodyguard® line of body armor has been duly tested and certified by the National Institute of Justice (NIJ), in accordance with its current standards. The NIJ standards are the accepted standards worldwide for body armor and compliance with these standards has enabled us to enter into the North American market as well as other worldwide markets for our body armor. We now design and manufacture our entire lines of body armor and protective clothing and materials in our new, 35,000 square foot manufacturing facility located in Camarillo, California. We moved all of our operations, including corporate operations, to our new Camarillo, California manufacturing facility during the first week of January 2006. All products we now manufacture are made from materials available from such companies as Dupont, Honeywell and Teijin Twaron. Prior to moving to our new manufacturing facility, our line of body armor was manufactured for us on a subcontract basis in the United States of America and was made from materials available from such companies as Dupont and Honeywell. We have never used Zylon® in our lines of body armor.

The principal types of body armor which make up our lines of body armor include Concealable Armor, which is typically worn beneath the user's clothing and is designed to protect against handgun ballistic threats, and Tactical Armor, which is worn externally and is designed to protect against handgun and rifle ballistic threats and can be customized to meet the specific needs of the user. Additional information concerning our line of body armor can be found at our website located at www.yourbodyguard.com.

There can be no assurances that we will be successful in implementing our business plan to be a leading manufacturer and provider of specialty and protective clothing and materials for the domestic and international law enforcement, military and dangerous materials handling markets. There can be no assurances that we will remain an exclusive licensee of Smith & Wesson for any product we manufacture and/or offer for sale. Loss of our exclusive trademark license with Smith & Wesson and/or a decision by Smith & Wesson to not renew our trademark license may have an adverse effect on our business. Furthermore, there can be no assurances that the Smith & Wesson trademarks will not have a negative impact on our marketing efforts as a result of recent publicity against Smith & Wesson’s manufacture of certain handguns that fire powerful rounds which are alleged to substantially exceed the protection level of the highest grade of concealable body armor normally worn by law enforcement officers in the field, known as Type IIIA.

As of the first week of January 2006, our executive offices are located at 1230 Calle Suerte, Camarillo, California 93012. Our telephone number is 866-868-0461. Our website is located at www.pridegroup.org. Information set forth in our websites is not incorporated by reference into any of our filings with the United States Securities and Exchange Commission. Our common stock is traded on the OTC Pink Sheets under the ticker symbol "PDVG.PK". We currently employ a total of thirty two individuals on a full time basis.

There can be no assurances that we will be successful in implementing our business plan.

Financial Condition and Changes in Financial Condition Overall Operating Results

We had $393,231 in revenues from sales of our product lines for the quarter ended June 30, 2006, as compared with $53,343 for the quarter ended June 30, 2005. Cost of goods sold (except for items shown separately) of our line of products for the quarter was $295,525 which generated a direct profit margin of $97,706 or 25% of sales. This increase in revenues is attributable to a better ability to deliver product.

We had $480,152 in revenues from sales of our product lines for the six months ended June 30, 2006, as compared with $57,892 . Cost of goods sold (except for items shown separately) of our line of products for the quarter was $334,464 which generated a direct profit margin of $145,688 or 30 % of sales. This increase in revenues is attributable to a better ability to deliver product.

Our operating expenses for the quarter ended June 30, 2006 were $3,953,256 which represent as increase of $3,572,095 when compared to the quarter ended June 30, 2005 for which operating expenses were $381,161. Of this amount, for the quarter ended June 30, 2006, selling and marketing expense accounted for $202,225, general and administrative expense accounted for $3,437,601 and research and development accounted for $17,905 as compared to the quarter ended June 30, 2005 in which selling and marketing expense accounted for $76,332, general and administrative expense accounted for $280,808 and research and development accounted for $-0-. The increase in selling and marketing was the result of our increased sales efforts. The increase in our general and administrative expenses was the result of the transfer of certain patent rights to the Company by members of management in exchange for warrants that have been valued by our auditors at $2,600,000. This amount represented approximately $2,600,000 of the general and administrative expense for the quarter ended June 30, 2006.

Our operating expenses for the 6 months ended ended June 30, 2006 were $5,016,498 which represent as increase of $3,691,484 when compared to the six months ended June 30, 2005 for which operating expenses were $1,325,014. Of this amount, for the six months ended June 30, 2006, selling and marketing expense accounted for $429,178, general and administrative expense accounted for $4,164,163 and research and development accounted for $88,693 as compared to the six months ended June 30, 2005 in which selling and marketing expense accounted for $145,155, general and administrative expense accounted for $1,152,823 and research and development accounted for $-0-. The increase in our general and administrative expenses was the result of the transfer of certain patent rights to the Company by members of management in exchange for warrants that have been valued by our auditors at $2,600,000. This amount represented approximately $2,600,000 of the general and administrative expense for the quarter ended June 30, 2006.

Liquidity and Capital Resources

We currently have minimal capital resources. We are currently evaluating financing proposals. We do not have any financing commitments at this time. As of June 30, 2006, our assets totaled $1,159,244 which was primarily comprised of inventory of $429,999 and fixed assets, net of accumulated depreciation, of $323,570. As of June 30, 2006, our liabilities totaled $3,512,394, net of debt discounts of $901,906. Included in the liabilities total are bridge loans totaling $3,084,599. Pride had minimal revenues during the first quarter of 2006 and is incurring expenses from its operations. As of June 30, 2006, approximately $3,020,000 has been spent by Pride in developing its current principle assets. Pride will need substantial capital for it to implement its business plan.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, ”Share-Based Payment” to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of Pride during fiscal year 2006.

Pride does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Pride’s results of operations, financial position, or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including Pride’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of Pride’s disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of Pride’s management. Based upon their evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  Our auditors informed us of adjustments related to accounting for debt discounts associated with beneficial conversion features in convertible debt, shares payable and accounting for stock and warrants issued for services. Our management will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements. Management believes that it has improved its internal control over financial reporting that occurred in the quarter ended June 30, 2006 and plans to further improve its internal control by employing a new chief financial officer with significant experience in dealing with emerging growth companies. However, no assurances can be given that we will be successful in identifying and hiring a new chief financial officer and that such an individual will improve our internal controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (except as noted in Item 3) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

On April 11, 2006, Pride issued a total of 8,333 shares of Pride common stock and paid $1,000 in cash to a company in exchange for services relating to the establishment and full registration of a General Services Administration Schedule for Pride. The shares were valued at $0.60 cents per share.

On April 19, 2006, Pride sold 571,428 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold for an aggregate purchase price of $200,000, or $0.35 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds were used for general working capital.

On April 20, 2006, Pride sold 266,667 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold for an aggregate purchase price of $200,000, or $0.75 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds were used for general working capital.

On April 26, 2006, we entered into an agreement to extend the maturity date of the $150,000 loan made to Pride by certain accredited investors on November 18, 2005, to June 30, 2006. In exchange for agreeing to extend the maturity date of the loan, Pride agreed to issue to the investors a total of 120,000 shares of Pride common stock, 75,000 warrants to purchase shares of Pride common stock at a strike price of $1.00 per share.

On May 8, 2006, Pride issued a total of 50,000 shares of Pride common stock to two employees as signing bonuses in connection with their respective employment contracts. The shares are valued at market price of $65,000 or $1.30 per share, which represents the closing price of Pride common stock on May 8, 2006.

On May 30, 2006, Pride issued a total of 2,000,000 warrants to purchase shares of Pride common stock at a strike price of $0.01 per share to two officers of Pride in exchange for their agreement to assign all rights, title and interest in and to the patent pending UNI-BLOCK CONSTRUCTION method which is now the principal method for construction of all ballistic resistant packages manufactured by Pride and its wholly-owned subsidiary, Bodyguard, Inc. The employees exercised the warrants in full on May 31, 2006. Payment of the exercise price of the warrants was made by crediting the strike price against accrued salary that was owed to the two employees.

On July 6, 2006, to obtain funding for working capital, Pride Business Development Holdings, Inc. entered into a securities purchase agreement with an accredited investor (the "Investor") for the sale of $355,000 8% Secured Convertible Notes. In connection with the Agreement, the Investor received (i) Class A common stock purchase warrants exercisable at $1.00 and (ii) Class B common stock purchase warrants exercisable at $0.85 per share. The class A and class B warrants are exercisable for a period two years and five years, respectively. In the event that the stock trades above $1.55 for 30 consecutive days after effectiveness of the registration statement and the average daily volume exceeds 50,000 shares, the Company can force the investor to exercise the class A warrants The Company also issued the Investor at closing 858 shares of common stock for each $1,000 in notes Purchased (the "Shares") for a total aggregate amount of 304,590 Shares. The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the notes, (ii) the Common Stock issuable upon exercise of the warrants, and (iii) the Common Stock issued to the investors. If the registration statement is not filed within 150 days from the date of investment, or declared effective within 60 days thereafter (180 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the notes, per month, and the obligations may be deemed to be in default. The securities were offered and sold to the investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 4. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
By /s/ Ari Markow
Ari Markow, President, Treasurer & Director

Date: August 22, 2006