Form 10QSB
period 2006-09-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2006-11-20
CIK 1137667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 24, 2006, the Company had outstanding 32,090,743 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes ☒     No ☐

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	11
ITEM 3.	CONTROLS AND PROCEDURES	14

PART II	OTHER INFORMATION	15

ITEM 1.	LEGAL PROCEEDINGS	15
ITEM 2.	CHANGES IN SECURITIES	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	16

SIGNATURES		17

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis or Plan of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that have been or are to be filed in 2005. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of Pride Business Development Holdings, Inc. ("Pride” or the ”Company") may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations. In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
CONDENSED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current assets
Accounts receivable, net of $0 allowance	$270,786
Inventory	268,950
Prepaid expense & other current assets	15,250
Total current assets	554,986

Fixed assets, net	449,164

Other assets
Deposits	97,755
Intangible assets, net of $33 amortization	2,357
Total assets	$1,104,262

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$769,461
Bank line of credit	60,104
Customer deposits	79,240
Equipment loan - current	9,163
Bridge loans, net of $96,326 discount	2,494,458
Total current liabilities	3,412,426

Long-term liabilities	-
Total liabilities	3,412,426

Stockholders' equity
Preferred stock $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock $0.001 par value; 100,000,000 shares
authorized, 22,579,136 shares issued and outstanding	31,091
Common stock payable	726,990
Additional paid-in capital	21,335,974
Accumulated deficit	(24,402,219)
Total stockholders' equity	(2,308,164)
Total liabilities and stockholders' equity	$1,104,262

See Accompanying Notes to Condensed Financial Statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Revenues	$493,988	$32,664	$974,140	$90,557
Cost of revenues	445,353	16,395	990,824	43,432
Gross profit	48,635	16,269	(16,685)	47,125
Operating expenses:
Depreciation and amortization	22,248	-	54,790	-
General and administrative	7,127,904	570,755	11,736,362	1,866,969
Total operating expenses	7,150,152	570,755	11,791,152	1,866,969
Operating loss from operations
before items shown below	(7,101,517)	(554,486)	(11,807,837)	(1,819,844)
Other expense
Interest expense, net	1,471,275	355,092	7,599,415	531,825
Other expense	-	-	61,765	-
Total other expense	1,471,275	355,092	7,661,180	531,825
Loss before income taxes	(8,572,791)	(909,578)	(19,469,017)	(2,351,669)

Provision for tax	-	-	-	-
Net loss	$(8,572,791)	$(909,578)	$(19,469,017)	$(2,351,669)
Loss per common share - basic & diluted:
Net loss	$(0.30)	$(0.07)	$(0.68)	$(0.19)
Weighted average common shares outstanding:
Basic & Diluted	28,959,347	12,853,490	28,652,377	12,643,110

See Accompanying Notes to Condensed Financial Statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(19,469,017)	$(2,351,669)
Adjustments to reconcile net income from continuing
operations to net cash provided by operating activities:
Amortization on loan discount	3,510,584	420,317
Warrants issued to extend debt terms	488,899	-
Warrants issued with conversion of related party note	2,520,810	-
Options issued to officers for patent	2,650,643	-
Shares issued in relation to extension on bridge loans	2,107,372	-
Shares issued for services	6,380,932	667,550
Depreciation and amortization	54,790	982
Changes in operating assets and liabilities:
Change in accounts receivable	(190,629)	(3,093)
Change in inventory	(50,147)	(110,480)
Change in other assets	(19,032)	(52,712)
Change in accounts payable and accrued liabilities	200,395	160,978
Net cash provided by operating activities:	(1,814,400)	(1,268,127)

Cash flows from investing activities:
Purchase of fixed assets	(255,399)	(212,501)
Net cash used in investing activities	(255,399)	(212,501)

Cash flows from financing activities:
Proceeds from sale of equity certificates	400,000	106,968
Proceeds from convertible note payable - related party	-	334,240
Proceeds from convertible note payable	500,000	240,000
Proceeds from conversion of options	2,000	-
Principal repayments on bank notes payable	(3,333)	-
Proceeds from bank line of credit	-	107,985
Borrowings on notes payable	1,827,690	717,000
Principal repayments on notes payable	(795,242)	-
Net cash provided by financing activities	1,931,115	1,506,193
Increase/(decrease) in cash	$(138,684)	$25,565
Cash, beginning of period	138,684	-
Cash, end of period	$(0)	$25,565

Cash paid for interest	$49,977	$54,410

See Accompanying Notes to Condensed Financial Statements

Supplemental disclosure of non-cash items:
	Nine months ended September 30,
	2006	2005
Non-cash investing and financing activities:
Discount on convertible loan and notes payable	$1,855,821	$718,000
Conversion of convertible note payable - officer	$1,136,871	$-
Beneficial conversion feature attributible to notes payable	$330,000	$781,805
Shares payable issuances	$1,109,692	$1,285,349
Conversion of notes payable	$266,670	$-
Shares issued to officers for personal guarantees on debt and extensions of related debt	$5,171,826	$-

See Accompanying Notes to Condensed Financial Statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Pride Business Development Holdings, Inc. ("Pride” or the ”Company").

The interim condensed financial statements present the condensed balance sheet, statements of operations, and cash flows of Pride. The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the condensed financial statements. Interim results are not necessarily indicative of results of operations for the full year.

NOTE - 2. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pride Business Development Holdings, Inc. Pride is a specialty and protective clothing and materials manufacturer for the domestic and international law enforcement, military and dangerous materials handling markets with its brand of Bodyguard® products.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications were made to the 2005 condensed statement of cash flows and condensed statement of income to conform to 2006 presentation. These reclassifications had no impact on net income (loss) or stockholders’ equity.

Inventory

Bodyguard® products available for sale are classified as inventory until such time as they are sold. Once the product is sold it is relieved to cost of sales. At September 30, 2006, the Company’s Bodyguard® products inventory totaled $290,950.

Accounts Receivable and Allowance

On the balance sheet as of September 30, 2006 the Company reserved $0 as an allowance for bad debt against the trade receivables of $270,786.

Earnings Per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method, however if the stock options or warrants become anti-dilutive the following earnings pre share results are reflected at the average basic weighted average earnings per share. The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator:
Loss from operations	$(8,572,791)	$(909,578)	(19,469,017)	(2,351,669)

Numerator for diluted income (loss) per share
available to common stockholders	$(8,572,791)	$(909,578)	$(19,469,017)	$(2,351,669)

Denominator:
Weighted average shares	28,959,347	12,853,490	28,652,377	12,643,110
Effect of dilutive securities:
Employee stock options	-	-	-	-
Warrants	-	-	-	-

Denominator for diluted income per share-adjusted
weighted average shares after assumed exercises	28,959,347	12,853,490	28,652,377	12,643,110

Loss per common share - basic and diluted:
Net loss	$(0.30)	$(0.07)	$(0.68)	$(0.19)

New Accounting Standards

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on the date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option-pricing model.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. In December 2004, the FASB issued a revision to SFAS No. 123 called SFAS No. 123R, which revises the adoption period and transition periods for all entities using the fair value method and applying a modified prospective method for accounting for employee stock options. The Company will be adopting SFAS 123R as recommended for Small Business (SB) filers, as of December 15, 2005 for periods subsequent to that date. Currently, the Company is applying SFAS 123R and the modified prospective method for valuing the disclosures.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation", and the transition disclosure provisions of SFAS No. 148, to stock-based employee compensation:

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred recurring net losses of $8,572,791 and $909,578 for the quarters ended September 30, 2006 and 2005, respectively, and has an accumulated deficit of $24,402,219 as of September 30, 2006.

These conditions raise substantial doubt as to Pride’s ability to continue as a going concern. Management’s plans include obtaining additional capital through debt and/or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Rent Expense during the nine-month period ending September 30, 2006 and 2005 was $176,633 and $94,829 respectively.

Future minimum rental payments required under the operating lease for the office facilities as of September 30, 2006 are as follows:

remaining three months of 2006	$58,665
2007	234,660
2008	206,660
2009	192,660
2010	128,440
$821,085

Legal proceedings - From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

NOTE 5 - BRIDGE LOANS

On July 6, 2006, to obtain funding for working capital, Pride Business Development Holdings, Inc. (the "Company") entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") for the sale of $355,000 8% Secured Convertible Notes (the "Notes"). In connection with the Agreement, the Investor received (i) Class A common stock purchase warrants ("Class A Warrants") exercisable at $1.00 and (ii) Class B common stock purchase warrants ("Class B Warrants") exercisable at $0.85 per share. The Class A and Class B Warrants are exercisable for a period two years and five years, respectively. In the event that the stock trades above $1.55 for 30 consecutive days after effectiveness of the registration statement and the average daily volume exceeds 50,000 shares, the Company can force the Investor to exercise the Class A Warrants The Company also issued the Investor at closing 858 shares of common stock for each $1,000 in Notes Purchased (the "Shares") for a total aggregate amount of 304,590 Shares. The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the Notes, (ii) the Common Stock issuable upon exercise of the Warrants, and (iii) the Common Stock issued to the Investors. If the registration statement is not filed within 150 days from the date of investment, or declared effective within 60 days thereafter (180 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the Notes, per month, and the obligations may be deemed to be in default. This Secured Convertible Note was converted during the current three month period.

NOTE 6 - CHANGES IN STOCKHOLDERS' EQUITY

See the table below for all the equity transactions for the three-month period ending September 30, 2006:

				Common		Total
	Common Stock		Additional	Stock	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Payable	Deficit	Equity

Balance as of June 30, 2006	22,579,136	$22,579	$13,221,959	$634,790	$(15,829,428)	$(1,950,100)

Shares issued related to bridge loans	1,368,590	1,369	1,336,617	(149,800)	-	$1,188,186

Shares issued upon conversion of notes convertible	1,000,000	1,000	499,000	-	-	$500,000

Shares issued upon extension of bridge loans during 2nd Qtr	120,000	120	143,965	(110,000)	-	$34,085

Shares issued for payment of outside services & compensation	6,023,017	6,023	6,134,433	-	-	$6,140,456

Shares authorized in relation to bridge loans not issued		-	-	352,000	-	$352,000

Net loss	-	-	-	-	(8,572,791)	$(8,572,791)

Balance as of September 30, 2006	31,090,743	$31,091	$21,335,974	$726,990	$(24,402,219)	$(2,308,164)

Shares issued during the three month period ending September 30, 2006 as components of warrants issued to bridge loans and exercised during the period. The range of prices are from $.50 to $1.25.

Shares issued upon conversion of notes convertible were converted based upon the agreement at $.50 per share.

Shares issued upon extension of bridge loans during the 2nd Qtr range in prices from $1.07 to $1.25

Shares issued for payment of outside services in the amount of $534,823 with 535,000 shares and range in prices from $.86 to $1.20 per share

Shares issued to employees for compensation total $10,185 with 12,500 shares at a price of $.81 per share

Shares issued to officers for bonuses and compensation total $5,595,488 with 5,475,517 shares at a range of prices from $.58 to $1.20.

NOTE 7 - INTEREST EXPENSE

Interest expense for the three months ended September 30, 2006 and 2005 consists of the following:

	2006	2005
Retirement of debt discount on Francine Markow loan converted to
Common stock at issuance		-
Amortization of debt discounts on loans	$1,397,437	-
Warrants issued pursuant to extension of maturity date on notes	-
Interest paid or accrued on notes	73,838

NOTE 8.- INCOME TAXES

Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax and financial reporting purposes. These temporary differences primarily resulted from net operating losses and different amortization and depreciation methods used for financial and tax purposes.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will or will not be realized. The valuation allowance at September 30, 2005 is related to deferred tax assets arising from net operating loss carry-forwards. Management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that the Company will be able to realize the full benefit of the net operating loss carry-forwards before they expire.

The Company notes that due to the cumulative Net Operating Losses (NOLs) for the fiscal years ending December 31, 2005 and 2004 of ($3,694,021) and ($1,075,627), respectively, and there are no significant temporary differences during these years, therefore, no deferred tax liabilities are calculated. The Company provides a 100% valuation allowance against all deferred tax assets that may result from the NOLs. The cumulative NOL as of December 31, 2005 is approximately $4,700,000 which is able to be used until expirations starting in 2024. Due to the cumulative NOL there is no current provision for tax expense.

NOTE 9 - SUBSEQUENT EVENTS

1. On October 19, 2006, Pride sold 125,000 shares of common stock to one investor in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The shares were sold for an aggregate purchase price of $75,000, or $0.60 per share. No agent or other person was used and no commission was paid in connection with the sale of the shares. The proceeds were used for general working capital.

2. On October 19, 2006, one investor converted to equity in the Company, his bridge loans to the Company totaling $100,000. The conversion was made at a rate of $0.60 per share. Pursuant thereto, the investor was issued 165,000 shares of common stock.

3. Effective November 13, 2006, the Company and Smith & Wesson Holding Corporation amicably ended their association for strategic reasons.

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

Recent Developments

On November 16, 2006, our Board of Directors approved the dismissal of Malone & Bailey, P.C. ("Malone & Bailey") as independent auditors for the Company and its subsidiaries. During the Company's two most recent fiscal years and through November 16, 2006, there were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, would have caused it to make reference to the subject matter of the disagreement in connection with our reports. On the same date, the Board of Directors approved the engagement of LL Bradford as independent auditors for the Company and its subsidiaries.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

In preparing these condensed financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the condensed financial statements. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Revenue Recognition Policies.

The Company recognizes revenue when the Bodyguard® products are shipped to the consumers.

Inventory.

The Company produces Bodyguard® products and keeps several main line products in finished goods inventory. All work in process inventory is maintained on the balance sheet until finished and relieved upon sale.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Revenues. The Company reported total operating revenue from operations of $493,988 for the three month period ended September 30, 2006 as compared to $32,664 for the three month period ended September 30, 2005. During the nine-month periods ended September 30, 2005 and 2004, operating revenues from operations increased to $974,140 from $90,557, respectively. This increase in the three and nine month revenues are mainly due to an increased presence in the body amour market. .

Cost of Revenues. Our total cost of revenues from operations increased from $16,395 to $445,353 in the three-month periods ended September 30, 2005 and 2006, respectively. During the nine-month periods ended September 30, 2006 and 2005, the cost of revenues from operations increased to $43,432 from $990,824, respectively.

Gross Margin. Gross profit from operations as a percentage of revenue for the three-month periods ended September 30, 2006 and 2005 were 9.8%, or $48,635, and 49.8%, or $16,269, respectively. During the nine-month periods ended September 30, 2006 and 2005, the gross profit from operations decreased to($16,685) from $47,125, respectively. The decline in gross margins is mainly attributable to

Operating Expenses. Our total operating expenses from operations for the three months ended September 30, 2006 and 2005, were $7,150,152 and $570,755, respectively. During the nine-month periods ended September 30, 2006 and 2005, operating expenses increased to $11,791,152 from $1,866,969, respectively. The principal components of operating expenses are professional fees, administrative salaries and benefits, depreciation and amortization, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. The increase in both the three and nine month periods pertain to increases in salaries and compensation costs.

Other Income and expense. During the three months ended September 30, 2006 and 2005, there was no other income or expense, respectively from operations. During the nine months ended September 30, 2006, other expenses from operations totaled $61,765 compared to none for the nine months ended September 30, 2005.

Interest Expense, Net. Interest expense, net, from operations increased for the three-month period ending September 30, 2006 to $1,471,275 from $355,092 for the three-month period ending September 30, 2005. During the nine-month periods ended September 30, 2006 and 2005, interest expense, net, from operations increased to $7,599,415 from $531,825, respectively. The increase was mainly due to discounts charged on loans amortized during the three and nine-month periods ended September 30, 2006.

Loss from Operations. We had a loss from operations for the three-month period ending September 30, 2006 in the amount of $8,572,791 as compared to loss from operations of $909,578 in the three-month period ending September 30, 2005. During the nine-month periods ended September 30, 2006 and 2005, loss from operations increased to $19,469,017 from $2,351,669, respectively.

Income Taxes. We paid no income taxes in either of the respective periods ending September 30, 2006 and 2005. This was a result of a net operating loss carry-forward from 2004 of approximately $4,700,000. We have unused operating loss carry forwards which will expire in various periods through 2026

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of September 30, 2006, the Company had current assets of $554,986 and current liabilities of $3,412,426, which results in a negative working capital of $2,857,440, as compared to current assets of $437,644 and current liabilities of $2,168,760 resulting in a negative working capital of 1,731,116 as of December 31, 2005. The ratio of current assets to current liabilities decreased to 0.16 at September 30, 2006 from 0.20 at December 31, 2005. It is expected that cash provided from operations will not be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash used by operating activities during the nine-month periods ending September 30, 2006 and 2005 was $1,814,400 and 1,268,127, respectively. Net cash provided by operating activities in the nine-month period ending September 30, 2006 consisted primarily of net loss of $19,469,017, Increases in operating assets over liabilities amounted to $59,413. The increase in the operating assets were mainly due to higher levels of accounts receivable by 187,536, and decreases in other assets and increases in accounts payable by $133,430.

The Company's sources of operating, investing and financing cash are adequate for the next 12 month's of operations.

In order to fulfill its business plan and expand its business, the Company must have access to funding sources that are prepared to make equity or debt investments in the Company's securities.

In order to address this potential for growth, the Company has taken steps to raise additional funds to finance its operations, which could better position the Company for growth. Historically, the Company has relied primarily upon several investors for this purpose. There can be no guarantee that these investors will continue funding to the Company in the near future. The Company has conducted several private placement offerings with accredited investors.

The Company's ability to attract investors depends upon a number of factors, some of which are beyond the Company's control. The key factors in this regard include general economic conditions, the condition of body armor markets, the availability of alternative investment opportunities and the Company's past financial performance affecting the Company's current reputation in the financial community.

The Company is continuing its efforts to raise additional capital through equity or debt financings. To continue its current business plan, the Company estimates, it will require approximately $3,000,000 in additional capital to meet its needs for the next 12 months if augmented by accounts receivable financing.

The need for additional capital to finance operations and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect, particularly if additional sources of capital are not raised in sufficient amounts or on acceptable terms when needed. Consequently, the Company may be required to reduce the scope of its business activities until other financing can be obtained.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of Pride’s disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of Pride’s management. Based upon their evaluation, the Certifying Officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Other than the hiring of  financial consultants there was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

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

On July 5, 2006 the Company converted $500,000 convertible note into 1,000,000 common shares at $0.50 per share.

On October 19, 2006, Pride sold 125,000 shares of common stock to an accredited investor. The shares were sold for an aggregate purchase price of $75,000, or $0.60 per share. The securities were offered and sold to the investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.   The investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default with respect to the repayment of $372,970 of 12% Senior Bridge Notes (“Notes”). The Company is currently negotiating with the holders of the Notes for an extension with respect to repayment of the Notes. While no assurances can be given, the Company believes that an extension for repayment will be granted by the Holders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company is currently in default with respect to the repayment of $372,970 of 12% Senior Bridge Notes (“Notes”). The Company is currently negotiating with the holders of the Notes for an extension with respect to repayment of the Notes. While no assurances can be given, the Company believes that an extension for repayment will be granted by the Holders.

ITEM 6. EXHIBITS

a. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

	By:	/s/ M. Michael Markow
M. Michael Markow, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Ari Markow
Ari Markow, President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)