Form 10QSB/A
period 2006-09-30
PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
filed 2007-01-11
CIK 1137667

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 9, 2007, the Company had outstanding 35,500,303 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check One): Yes ☒    No ☐

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14
ITEM 3.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 2.	CHANGES IN SECURITIES	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS	18

SIGNATURES		28

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

From time to time, representatives of Pride Business Development Holdings, Inc. ("Pride” or the ”Company")may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations. In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.
CONDENSED BALANCE SHEET
September 30, 2006
(Unaudited)
(Restated)

ASSETS

Current assets
Accounts receivable, net	$270,786
Inventory	268,950
Prepaid expense & other current assets	15,250
Total current assets	554,986

Fixed assets, net	449,164

Other assets
Deposits	97,755
Intangible assets, net of $143 amortization	2,357
Total assets	$1,104,262

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$769,461
Bank line of credit	60,104
Customer deposits	79,240
Equipment loan - current	9,163
Notes payable- current	2,671,964
Total current liabilities	3,589,932

Total liabilities	3,589,932

Stockholders' equity
Preferred stock $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock $0.001 par value; 100,000,000 shares
authorized, 31,090,743, shares issued and outstanding	31,091
Debt issuance cost	(359,369)
Common stock payable	726,990
Additional paid-in capital	21,911,767
Accumulated deficit	(24,796,148)
Total stockholders' equity	(2,485,670)
Total liabilities and stockholders' equity	$1,104,262

See Accompanying Notes to Condensed Financial Statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,			Nine Months ended September 30,
	2006		2005	2006	2006	2005	2005
	(Restated)	(as Previously stated)		(Restated)	(as Previously stated)	(Restated)	(as Previously stated)
Revenues	$493,988	$493,988	$32,664	$974,140	$974,140	$90,557	$90,557
Cost of revenues	445,353	445,353	16,395	990,824	990,824	43,432	43,432
Gross profit	48,635	48,635	16,269	(16,685)	(16,685)	47,125	47,125
Operating expenses:
Depreciation and amortization	22,248	22,248	-	54,790	54,790	-	-
General and administrative	7,127,904	7,127,904	570,755	11,736,362	11,736,362	1,866,969	1,866,969
Total operating expenses	7,150,152	7,150,152	570,755	11,791,152	11,791,152	1,866,969	1,866,969
Operating loss from operations
before items shown below	(7,101,517)	(7,101,517)	(554,486)	(11,807,837)	(11,807,837)	(1,819,844)	(1,819,844)
Other expense
Interest expense, net	1,596,489	1,471,275	355,092	5,314,292	7,599,415	3,763,192	531,825
Other expense	-	-	-	61,765	61,765	-	-
Total other expense	1,596,489	1,471,275	355,092	5,376,057	7,661,180	3,763,192	531,825
Loss before income taxes	(8,698,006)	(8,572,791)	(909,578)	(17,183,894)	(19,469,017)	(5,583,036)	(2,351,669)

Provision for tax	-	-	-	-	-	-	-
Net loss	$(8,698,006)	$(8,572,791)	$(909,578)	$(17,183,894)	$(19,469,017)	$(5,583,036)	$(2,351,669)
Loss per common share - basic & diluted:
Net loss	$(0.30)	$(0.30)	$(0.07)	$(0.60)	$(0.68)	$(0.44)	$(0.19)
Weighted average common shares outstanding:
Basic & Diluted	28,959,347	28,959,347	12,853,490	28,652,377	28,652,377	12,643,110	12,643,110

See Accompanying Notes to Condensed Financial Statements

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2006	2005	2005
Cash flows from operating activities:	(Restated)	(Previously stated)	(Restated)	(Previously stated)
Net loss	$(17,183,894)	$(19,469,017)	$(5,583,035.90)	$(2,351,669)
Adjustments to reconcile net income from continuing		$-
operations to net cash provided by operating activities:		$-
Amortization on loan discount & debt issuance cost	1,208,625	$3,510,584	190,827	420,317
Warrants issued to extend debt terms	488,899	$488,899	-	-
Warrants issued with conversion of related party note	2,520,810	$2,520,810	-	-
Conversion feature of debt and warrant issuances	0	$-	-	-
Options issued to officers for patent	2,650,644	$2,650,644	-	-
Loss on extinguishment of debt	-	-	3,460,857	-
Shares issued in relation to extension on bridge loans	1,752,067	2,107,371	-	-
Shares issued for services	6,388,359	6,380,932	667,550	667,550
Depreciation and amortization	54,790	54,790	982	982
Changes in operating assets and liabilities:		-
Change in accounts receivable	(190,629)	(190,629)	(3,093)	(3,093)
Change in inventory	(50,147)	(50,147)	(110,480)	(110,480)
Change in other assets	(19,032)	(19,032)	(52,712)	(52,712)
Change in accounts payable and accrued liabilities	200,395	200,395	160,978	160,978
Net cash provided by operating activities:	(2,179,113)	(1,814,400)	(1,268,127)	(1,268,127)

Cash flows from investing activities:
Purchase of fixed assets	(255,399)	(255,399)	(212,501)	(212,501)
Net cash used in investing activities	(255,399)	(255,399)	(212,501)	(212,501)

Cash flows from financing activities:
Proceeds from sale of equity certificates	399,161	400,000	106,968	106,968
Proceeds from convertible note payable - related party	-	-	334,240	334,240
Proceeds from convertible note payable	500,000	500,000	240,000	240,000
Proceeds from conversion of options	2,000	2,000	-	-
Principal repayments on bank notes payable	(3,333)	(3,333)	-	-
Proceeds from bank line of credit	-	-	107,985	107,985
Borrowings on notes payable	1,428,000	1,827,690	717,000	717,000
Principal repayments on notes payable	(30,000)	(795,242)	-	-
Net cash provided by financing activities	2,295,828	1,931,115	1,506,193	1,506,193
Increase/(decrease) in cash	$(138,684)	$(138,684)	$25,565	$25,565
Cash, beginning of period	138,684	138,684	-	-
Cash, end of period	$0	$0	$25,565	$25,565

Cash paid for interest	$49,977	$49,977	$54,410	$54,410

See Accompanying Notes to Condensed Financial Statements

Supplemental disclosure of non-cash items:

Supplemental disclosure of non-cash items:
	Nine months ended September 30,
	2006	2006	2005	2005
Non-cash investing and financing activities:	(Restated)	(Previously stated)	(Restated)	(Previously stated)
Loss on extinguishment of debt	$-	$-	$3,460,857	$-
Discount on convertible loan and notes payable	$1,662,566	$1,855,821	$-	$718,000
Conversion of convertible note payable - officer	$1,136,871	$1,136,871	$-	$-
Beneficial conversion feature attributible to notes payable	$330,000	$330,000	$-	$781,805
Shares payable issuances	$1,109,996	$1,109,692	$1,285,349	$1,285,349
Conversion of notes payable	$266,670	$266,670	$-	$-
Shares issued to officers for personal guarantees on debt and extensions of related debt	$5,171,826	$5,171,826	$-	$-

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

Earnings Per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and stock purchase warrants using the treasury stock method, however if the stock options or warrants become anti-dilutive the following earnings pre share results are reflected at the average basic weighted average earnings per share. The Statement of Operations sets forth the computation of basic and diluted income per common share.

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

The Company has adopted the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R during the year ended December 31, 2006.,

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Pride incurred recurring net losses of $8,698,006 and $909,578 for the quarters ended September 30, 2006 and 2005, respectively, and has an accumulated deficit of $24,736,148 as of September 30, 2006.

These conditions raise substantial doubt as to Pride’s ability to continue as a going concern. Management’s plans include obtaining additional capital through debt and/or equity financing. The financial statements do not include any adjustments that might be necessary if Pride is unable to continue as a going concern.

NOTE 4 - RESTATEMENT

The Company has amended the Balance Sheet as of September 30, 2006, and the Statements of Operations and Cash Flows for the nine month periods ended September 30, 2006 and 2005. The main reason for the restatement is to correct an error on the calculation and accounting for a loss on extinguishment of debt on January 2, 2005, when a related party note terms were modified. Under EITF 96-19 debt terms that are modified with inducements, and the fair value of the modified terms as well as the inducements fair value, when significant, will be expensed in the current period as ordinary expense. The amount of the debt extinguishment loss is $3,460,857 in fiscal year 2005. In 2005 there was also a reduction of debt discount in the amount of $781,805 and amortized interest of $229,490. During the current nine month period ended September 30, 2006, this also had an impact on the reduction in amortized debt discount of $552,315.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Rent Expense during the nine-month period ending September 30, 2006 and 2005 was $176,633 and $169,347, respectively.

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

NOTE 6 - CONVERTIBLE NOTE PAYABLE

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

As of December 31, 2005, the note had not been repaid, and on April 7, 2006 the note agreement was amended to allow the lender to convert all principal and all interest due thereon into equity in Pride at the rate of $0.40 per share of unregistered Pride common stock in exchange for extension of the maturity date of the convertible note. On April 15, 2006, the lender elected to convert all principal and interest due into 666,675 shares of Pride common stock at the rate of $0.40 per share. The Company recognized additional interest relating to the conversion in the amount of $650,011.

Pride analyzed the convertible note payable for derivative accounting consideration under SFAS 133 and EITF 00-19. Pride determined the convertible note was conventional and met the criteria for classification in stockholders' equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting is not applicable for the convertible instrument.

NOTE 7 - RELATED PARTY NOTE

At February 21, 2006, Pride Business Development Holdings, Inc. (the "Company") owed Francine S. Markow (the "Holder"), an officer, director and the Company's majority shareholder a note (the "Note") payable, including interest due thereon, in the amount of $1,136,871 (hereinafter, the "Total") (additional information concerning the Note can be found in Note 3 to Part I Item 1 of the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended March 31, 2005, filed with the Securities & Exchange Commission on February 16, 2006). The Note is due on September 13, 2008, and prior to January 2, 2005, bore 5.25% interest per annum and was unsecured.

On January 2, 2005, the Holder agreed to loan the Company up to an additional $1,000,000, at the Holder's discretion, as working capital for the Company. In exchange for this agreement (the "Loan Agreement"), Pride agreed to increase the interest rate of the existing Note, including any additional amounts loaned pursuant to the Loan Agreement, to 10% per annum. Additionally, per the Loan Agreement, all amounts loaned under the Note and the Loan Agreement, including all interest thereon, may, at the election of the Holder, be converted into unregistered common stock of the Company. For each $0.60 of the loan amounts converted by the Holder, the Company shall issue to the Holder one share of unregistered Company common stock and one five-year warrant to purchase one share of the Company's common stock at an exercise price of $1.00. In exchange for the Loan Agreement, the Company management also approved the issuance to the Holder of 1,000,000 five-year warrants, each warrant entitling the Holder to purchase one share of the Company's common stock at an exercise price of $3.00. Due to these debt modifications the Company calculated a Loss on extinguishment of debt in the amount of $3,460,857 during the fiscal year end December 31, 2005 under EITF 96-19.

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

Due to these debt modifications and an inducement to convert the Company realized an ordinary expense in the amount of $806,876 during the three month period ended March 31, 2006 under FASB 84.

The above securities were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Holder is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

NOTE 8 - BRIDGE LOANS

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

On July 6, 2006, to obtain funding for working capital, Pride Business Development Holdings, Inc. (the "Company") entered into a securities purchase agreement (the "Agreement") with an accredited investor (the "Investor") for the sale of $355,000 8% Secured Convertible Notes (the "Notes"). The Company received half of the proceeds for the sale of the Notes upon closing and will receive the remaining half of the proceeds upon filing of the Company's Form 10-Q for the period ended March 31, 2006. In connection with the Agreement, the Investor received (i) Class A common stock purchase warrants ("Class A Warrants") exercisable at $1.00 and (ii) Class B common stock purchase warrants ("Class B Warrants") exercisable at $0.85 per share. The Class A and Class B Warrants are exercisable for a period two years and five years, respectively. In the event that the stock trades above $1.55 for 30 consecutive days after effectiveness of the registration statement and the average daily volume exceeds 50,000 shares, the Company can force the Investor to exercise the Class A Warrants The Company also issued the Investor at closing 858 shares of common stock for each $1,000 in Notes Purchased (the "Shares") for a total aggregate amount of 304,590 Shares.

The Notes bear interest at 8% and mature twelve months from the date of issuance. Accrued interest will be payable in cash quarterly, beginning on the 3-month anniversary of the closing date. The Company will, however, have the right to pay interest in shares of common stock; provided, however, that the Company's right to pay interest in shares of Common Stock on each interest payment date is subject to the following conditions: (i) the Registration Statement (as defined below under "Registration Rights") must be effective on such interest payment date and available for use by the Investors; and (ii) the number of shares issued will be based on a 15% discount to the daily volume weighted average price of the common stock (VWAP) for the 10 trading day immediately preceding (but not including) the applicable interest payment date. The Notes will be convertible at the option of the holder at any time into shares of common stock, at an initial conversion price equal to $0.50.

The full principal amount of the Notes is due upon default under the terms of Notes. The Notes are secured by all of the assets of the Company, with the exception of a factoring or account receivable arrangement which the Company is allowed to enter into. This security interest will be subordinated only to the 12% Bridge Notes issued from August 5, 2005 to January 2006. Investor further agreed to subordinate his security position to any other Investor that provides Company with an equity financing in an amount equal to or in excess of $1,500,000. The Company is obligated to file a registration statement registering the resale of shares of (i) the Common Stock issuable upon conversion of the Notes, (ii) the Common Stock issuable upon exercise of the Warrants, and (iii) the Common Stock issued to the Investors. If the registration statement is not filed within 150 days from the date of investment, or declared effective within 60 days thereafter (180 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 2% of the total purchase price of the Notes, per month, and the obligations may be deemed to be in default.

The securities were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Summary of loans:
8% 12 month notes	$355,000
Accrued interest	$6,508

10% 6 month notes	$150,000
Accrued interest	$13,746

12% 6 month notes	$2,247,000
Accrued interest	$180,038

Debt Discount	$(280,328)

$2,671,964

NOTE 9 - CHANGES IN STOCKHOLDERS' EQUITY

See the transactions below for all the equity transactions for the three-month period ending September 30, 2006:

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

Shares issued upon extension of bridge loans during the 2nd Qtr range in prices from $1.07 to $1.25

Shares issued for payment of outside services in the amount of $534,823 with 535,000 shares and range in prices from $.86 to $1.20 per share

Shares issued to employees for compensation total $10,185 with 12,500 shares at a price of $.81 per share

Shares issued to officers for bonuses and compensation total $5,595,488 with 5,475,517 shares at a range of prices from $.58 to $1.20.

NOTE 10 - INTEREST EXPENSE

Interest expense for the three months ended September 30, 2006 and 2005 consists of the following:

	2006	2005

Amortization of debt discounts on loans	$1,516,143	238,087
Interest paid or accrued on notes	80,346	-

NOTE 11.- INCOME TAXES

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

The Company notes that due to the cumulative Net Operating Losses (NOLs) with a deficit of over $24.0 million for the nine month ended September 30, 2006, and there are no significant temporary differences during the previous years, therefore, no deferred tax liabilities are calculated. The Company provides a 100% valuation allowance against all deferred tax assets that may result from the NOLs. The cumulative NOL as of December 31, 2005 is approximately $8,500,000 which is able to be used until expirations starting in 2024. Due to the cumulative NOL there is no current provision for tax expense.

NOTE 12 - SUBSEQUENT EVENTS

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

3.  Effective November 13, 2006, the Company and Smith & Wesson Holding Corporation amicably ended their association for strategic reasons.

4. On December 10, 2006 one investor converted debt into 1,000,000 shares of common stock at $0.50 per share.

5. Effective on December 22, 2006, Pride Business Development Holdings, Inc. (the “Company”) entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investors”) for the sale of 500,000 shares of its common stock, US$.001 par value (the “Shares”) at $0.50 per share. In connection with the Agreement, the Investors received warrants to purchase 500,000 Shares (the “Warrants”) at an exercise price of $1.00 per Share. The Warrants are exercisable for period of one year from the date of closing.

The securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Gross Margin. Gross profit from operations as a percentage of revenue for the three-month periods ended September 30, 2006 and 2005 were 9.8%, or $48,635, and 49.8%, or $16,269, respectively. During the nine-month periods ended September 30, 2006 and 2005, the gross profit from operations decreased to($16,685) from $47,125, respectively. The decline in gross margins is mainly attributable to increases in material cost and higher labor cost per unit.

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

Interest Expense, Net. Interest expense, net, from operations increased for the three-month period ending September 30, 2006 to $1,596,489 from $355,092 for the three-month period ending September 30, 2005. During the nine-month periods ended September 30, 2006 and 2005, interest expense, net, from operations increased to $5,314,292 from $3,763,192, respectively, as restated. The increase was mainly due to discounts charged on loans amortized during the three and nine-month periods ended September 30, 2006.

Loss from Operations. We had a loss from operations for the three-month period ending September 30, 2006 in the restated amount of $8,698,006 as compared to loss from operations of $909,578 in the three-month period ending September 30, 2005. During the nine-month periods ended September 30, 2006 and 2005, loss from operations increased to $17,183,894 from $5,583,036, respectively, as restated.

Income Taxes. We paid no income taxes in either of the respective periods ending September 30, 2006 and 2005. This was a result of a net operating loss carry-forward from 2004 of approximately $4,700,000. We have unused operating loss carry forwards which will expire in various periods through 2026

LIQUIDITY AND CAPITAL RESOURCES

Working Capital. As of September 30, 2006, the Company had current assets of $554,986 and current liabilities of $3,589,932, which results in a negative working capital of $2,034,946, as compared to current assets of $437,644 and current liabilities of $2,168,760 resulting in a negative working capital of 1,731,116 as of December 31, 2005. The ratio of current assets to current liabilities decreased to 0.15 at September 30, 2006 from 0.20 at December 31, 2005. It is expected that cash provided from operations will not be sufficient for the next 12 months.

Additional Funding Sources

We have funded our operations and investment activities from cash flow generated by operations and financing activities. Net cash used by operating activities during the nine-month periods ending September 30, 2006 and 2005 was $2,179,113 and 1,268,127, respectively. Net cash provided by operating activities in the nine-month period ending September 30, 2006 consisted primarily of net loss of $17,183,894, Increases in operating assets over liabilities amounted to $59,413. The increase in the operating assets were mainly due to higher levels of accounts receivable by 190,629, and increases in accounts payable by $200,395 and increases in inventory and other assets.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of that date.

Specifically, this conclusion was based on the fact that we have had to restate parts of our financial statements for the fiscal year ended December 31, 2005 and for each of the first three quarters of 2006. As a result of our limited financial resources, to date, we have been unable to expand the accounting department. However, we believe that as our financial situation improves, we will be able to hire additional accounting personnel and we intend to do so as soon as possible, however there can be no assurance that we will be able to do so. We believe that these steps will enhance our financial disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Other than the hiring of a consultant to help improve the Company’s internal controls over financial reporting, there have been no other significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

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

Effective on December 22, 2006, Pride Business Development Holdings, Inc. (the “Company”) entered into a subscription agreement (the “Agreement”) with accredited investors (the “Investors”) for the sale of 500,000 shares of its common stock, US$.001 par value (the “Shares”) at $0.50 per share. In connection with the Agreement, the Investors received warrants to purchase 500,000 Shares (the “Warrants”) at an exercise price of $1.00 per Share. The Warrants are exercisable for period of one year from the date of closing. The securities were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Dated: January 9, 2007

PRIDE BUSINESS DEVELOPMENT HOLDINGS, INC.

By:	/s/ M. Michael Markow
M. Michael Markow,
Chief Executive Officer and Chairman of the Board (PrincPrincipal Executive Officer)

By:	/s/ Ari Markow
Ari Markow, President,
Chief Chief Financial Officer and Director (Princand Principal Financial and Accounting Officer)